Form 10-Q
period 1999-03-31
MININGCO COM INC
filed 1999-05-14
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-25525

                               MININGCO.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                            13-4034015
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)

                        220 EAST 42ND STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10017
              (Address of Principal Executive Officer and Zip Code)

                                 (212) 849-2000
              (Registrant's Telephone Number, Including Area Code)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      As of May 10, 1999, there were 12,060,110 shares of the registrant's common stock outstanding.

                               MININGCO.COM, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I      FINANCIAL INFORMATION

ITEM 1:     Condensed Financial Statements:

            Condensed Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998.......................................    3

            Unaudited Condensed Statements of Operations for the three
            months ended March 31, 1999 and 1998........................    4

            Unaudited Condensed Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998........................    5

            Notes to Unaudited Condensed Interim Financial Statements...    6

ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   15

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk..   31

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings...........................................   31

ITEM 2:     Changes in Securities and Use of Proceeds...................   31

ITEM 3:     Defaults Upon Senior Securities.............................   32

ITEM 4:     Submission of Matters to a Vote of Security Holders.........   32

ITEM 5:     Other Information...........................................   32

ITEM 6:     Exhibits and Reports on Form 8-K............................   32

ITEM 7:     Signatures..................................................   33

PART I   FINANCIAL INFORMATION

ITEM 1:  Condensed Financial Statements


                               MiningCo.com, Inc.
                            Condensed Balance Sheets

                                                                         March 31, 1999  December 31, 1998
                                                                         --------------  -----------------
                           Assets                                         (Unaudited)

Current assets:
  Cash and cash equivalents                                               $  85,025,800     $ 10,644,300
  Accounts receivable, net of allowance for doubtful accounts
   of $66,200 and $146,000, respectively                                      1,470,800          917,300
  Prepaid assets                                                                642,900          100,000
                                                                          -------------     ------------

                  Total current assets                                       87,139,500       11,661,600
                                                                          -------------     ------------

Property and equipment, net                                                   4,557,600        3,302,000
Deferred offering costs                                                             --           568,700
Deposits                                                                        305,800          125,400
                                                                          -------------     ------------

                    Total assets                                          $  92,002,900     $ 15,657,700
                                                                          =============     ============

           Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                                   $   8,346,500     $  6,413,200
  Accrued compensation                                                          707,600          181,700
  Guide fees payable                                                            450,400          462,400
  Deferred revenue                                                               16,600               --
  Current portion of notes payable                                              364,600          154,000
  Current installments of obligations under capital leases                      189,000          219,000
                                                                          -------------     ------------

                 Total current liabilities                                   10,074,700        7,430,300
                                                                          -------------     ------------

Notes payable, excluding current portion                                        776,600          620,600
Deferred rent                                                                    41,200           47,700
Obligations under capital leases, excluding current installments                126,100          149,400

Redeemable convertible preferred stock                                               --       32,071,700

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares authorized,
   no shares issued and outstanding                                                 --               --
  Common stock, $0.001 par value; 50,000,000 shares authorized,
   12,057,635 and 2,202,558 shares issued and outstanding
    at March 31, 1999 and December 31, 1998, respectively                        12,100            2,200
  Additional paid-in capital                                                123,186,100        3,231,000
  Deferred compensation                                                      (3,635,600)      (1,238,900)
  Accumulated deficit                                                       (38,578,300)     (26,656,300)
                                                                          -------------     ------------

                 Total stockholders' equity (deficit)                        80,984,300      (24,662,000)
                                                                          -------------     ------------

  Commitments and contingencies                                                       -                -

                 Total liabilities and  stockholders' equity (deficit)    $  92,002,900     $ 15,657,700
                                                                          =============     ============

  See accompanying notes to interim condensed financial statements.

                               MiningCo.com, Inc.
                       Condensed Statements of Operations

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------     -----------
                                                    (Unaudited)     (Unaudited)

Revenues                                           $  2,367,400     $   152,000

Cost of revenues                                      2,197,200         538,200
Non-cash compensation                                 3,616,600          18,000
                                                   ------------     -----------

   Gross profit (loss)                               (3,446,400)       (404,200)
                                                   ------------      ----------

Operating expenses:
   Sales and marketing                                5,257,000         301,100
   General and administrative                         1,892,900         581,000
   Product development                                  970,200         461,200
   Non-cash compensation                                374,000         200,000
                                                   ------------        --------

         Total operating expenses                     8,494,100       1,543,300
                                                   ------------        --------

     Loss from operations                           (11,940,500)     (1,947,500)

Other income (expense), net                              18,500        (477,600)
                                                   ------------      ----------

Net loss                                            (11,922,000)      2,425,100)

Cummulative dividends and accretion                    (659,600)            --
                                                   ------------      ----------

Net loss attributable to common stockholders       $(12,581,600)    $(2,425,100)
                                                   ============      ==========

Net loss per common share                          $      (4.07)    $     (1.43)
                                                   ============      ==========

Weighted average shares outstanding                   3,094,959       1,695,894
                                                   ============      ==========

    See accompanying notes to interim condensed financial statements.

                               MiningCo.com, Inc.
                       Condensed Statements of Cash Flows

                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  -------------    ------------
                                                                                  (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net Loss                                                                       $(11,922,000)    $(2,425,100)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     422,900          90,400
     Amortization of debt discount and issuance costs                                       --         211,600
     Non-cash compensation expense                                                   3,990,600         218,000
     Deferred interest on debt                                                              --         254,400
     Other                                                                              (6,400)            800
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                       (553,500)         31,000
       Other assets                                                                   (723,300)         (8,200)
       Accounts payable and accrued expenses                                         1,933,300        (163,100)
       Accrued compensation                                                            525,900          26,000
       Guide fees payable                                                              (12,000)         (4,300)
       Deferred revenue                                                                 16,600         (32,500)
                                                                                  ------------     -----------
                   Net cash used in operating activities                            (6,327,900)     (1,801,000)
                                                                                  ------------     -----------

Cash flows used in investing activities:
   Capital expenditures                                                             (1,678,500)        (13,100)
                                                                                  ------------     -----------
                   Net cash used in investing activities                            (1,678,500)        (13,100)
                                                                                  ------------     -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock related to initial
     public offering and concurrent placement, net                                  81,049,000              --
    Proceeds from issuance of common stock in connection with
      the exercise of warrants and options                                             115,400           1,600
    Proceeds from secured credit facility                                              781,300         150,000
    Principal payments under secured credit facility                                   (73,200)         (9,200)
    Proceeds from issuance of loans payable                                                 --       1,800,000
    Principal payments under capital leases                                            (53,300)        (39,700)
    Deferred offering/financing costs                                                  568,700         (34,800)
                                                                                  ------------     -----------
                   Net cash provided by financing activities                        82,387,900       1,867,900
                                                                                  ------------     -----------

                   Net increase in cash and cash equivalents                        74,381,500          53,800

        Cash and cash equivalents at beginning of period                            10,644,300         303,200
                                                                                  ------------     -----------
        Cash and cash equivalents at end of period                                $ 85,025,800     $   357,000
                                                                                  ============     ===========

       See accompanying notes to interim condensed financial statements.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

(1) Organization and Business

      MiningCo.com, Inc. ("MiningCo") was incorporated in New York on June 27, 1996 (inception) as General Internet Inc. and commenced operations on that date. In December 1998, MiningCo reincorporated in Delaware. MiningCo's Internet service, miningco.com, is an Internet news, information and entertainment service. MiningCo's network is comprised of numerous GuideSites, each of which focuses on a particular topic and is managed by a human guide. The guides are independent contractors who are compensated based on the greater of a monthly guarantee or a percentage of advertising revenues generated by all of the GuideSites. MiningCo's primary revenue source is the sale of advertising.

      MiningCo's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in MiningCo's business are various risks and uncertainties, including its limited operating history, uncertain profitability, history of losses, anticipated continuing losses, the dependence on the Internet and risks associated with Internet advertising.

(2) Summary of Operations and Significant Accounting Policies

      (a) Initial Public Offering and Concurrent Placement

      On February 23, 1999, MiningCo and Comcast Interactive Investments, Inc. ("Comcast") entered into a common stock purchase agreement pursuant to which MiningCo agreed to sell $2,500,000 of common stock to Comcast. These common shares were purchased directly from MiningCo in a private placement transaction at a price of 93% of the initial public offering price per share. The underwriters did not receive any discount or commission related to this transaction. The closing of the concurrent placement was contingent upon the closing of MiningCo's initial public offering ("IPO").

      On March 24, 1999, MiningCo completed its IPO which resulted in the issuance of 3,450,000 shares of common stock at $25.00 per share (which included 450,000 shares in connection with the exercise of the underwriters' over-allotment option) and the concurrent placement of 107,527 shares to Comcast at $23.25 per share. In addition, upon the closing of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into 6,139,640 shares of common stock and $341,300 in unsecured promissory notes payable was forgiven. Net proceeds from the offering and concurrent placement, after underwriting and placement agent fees of $6.0 million and offering costs of $1.7 million were approximately $81.0 million.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (b) Unaudited Interim Financial Information

      The interim financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared by MiningCo and are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of MiningCo as of March 31, 1999 and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. The financial data and other information disclosed in these notes to financial statements related to these periods are unaudited. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim financial statements be read in conjunction with MiningCo's audited financial statements and notes thereto for the year ended December 31, 1998 as included in MiningCo's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in March 1999.

      (c) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d) Cash and Cash Equivalents

      MiningCo considers all highly liquid securities with original maturities of three months or less to be cash equivalents, which principally consist of money market accounts.

      (e) Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over three years, which is the estimated useful life of the related assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the related lease, whichever is shorter. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (f) Deferred Offering Costs

      Deferred offering costs at December 31, 1998 represented costs incurred in connection with MiningCo's IPO. These costs were charged against additional paid in capital at the close of the IPO on March 24, 1999.

      (g) Income Taxes

      MiningCo accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

      (h) Revenue and Expense Recognition

            Revenue Recognition

      To date, substantially all of MiningCo's revenues have been derived from the sale of advertisements on miningco.com. MiningCo offers numerous sizes and types of advertising placement, including banner advertisements, button advertisements, text links and sponsorship programs. Advertising revenues are derived principally from short-term advertising contracts in which MiningCo typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant MiningCo obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on miningco.com are recorded as deferred revenue and are recognized as revenue ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, MiningCo generally guarantees a minimum number of impressions (times that an advertisement appears in pages viewed by the users of miningco.com) to be delivered over a specified period of time for a fixed fee. To the extent minimum guaranteed impression levels are not met ratably over the contract period, MiningCo defers recognition of the corresponding pro-rata portion of the revenues relating to such unfulfilled obligations until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions, MiningCo recognizes revenues in the period in which the advertisement is displayed. MiningCo's short-term advertising agreements are generally terminable by either party upon relatively short notice. MiningCo's agreements with its electronic commerce partners are typically longer in length, and in certain cases, entitle MiningCo to a share of revenues generated by sales over a particular threshold resulting from direct links from miningco.com. To date, MiningCo has recognized minimal revenue from these revenue sharing agreements. MiningCo's revenue derived from these revenue sharing agreements will be recognized by MiningCo upon notification from its advertisers and electronic commerce partners of sales attributable to miningco.com.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      A portion of MiningCo's revenues are from barter advertisements (agreements whereby MiningCo trades advertisements on miningco.com in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on miningco.com. Barter expense is recognized when MiningCo's advertisements are run on third-party web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues. Barter advertising revenues and expenses were $237,000 and $13,000 for the three months ended March 31, 1999 and 1998, respectively.

      At March 31, 1999, accounts receivable include approximately $637,000 of unbilled receivables, $393,900 of which have been subsequently billed. Such unbilled receivables represent the recognized sales value of short term advertising contracts that were earned but not billable to customers at March 31, 1999. The terms of the related advertising contracts typically require billing at the end of 30, 60 or 90 days from the signing of the contract.

            Expense Recognition-Guide Compensation

      MiningCo's guides are compensated at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenues generated by the entire GuideSite network, which is distributed among the guides based on the user traffic on their respective GuideSites. Net advertising revenues has been defined as total advertising revenues received less particular types of non-cash revenues, third-party advertising sales representative organization fees and marketing expenses. Guides are currently entitled to a percentage of net transaction revenues and net syndication revenues. In addition, management may distribute a semi-annual discretionary bonus to guides. Guide compensation is included as a component of cost of revenues.

            Expense Recognition-Distribution and Syndication Partnerships

      MiningCo has entered into distribution and syndication partnership agreements that drive traffic to miningco.com. Through these partnerships, MiningCo provides content to a partner's web site, and users can link to miningco.com by clicking on the content. MiningCo has agreements to provide content to some of the leading Internet service providers, content web sites, search engines/Internet directories and broadband cable-related sites. These short term agreements typically require MiningCo to make payments, which are expensed, that are either fixed or are based on the amount of user traffic directed from the partner's site to miningco.com. MiningCo's fixed fees are paid on a monthly basis and contracts in which fees are paid in advance are deferred and amortized over the contract term.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (i) Product Development Expenses

      Product development expenses include personnel and consulting costs associated with the design, development and testing of miningco.com and MiningCo's systems and editorial personnel costs. MiningCo generally expenses its product development expenses as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product. To date, completion of a working model of MiningCo's service and general release have substantially coincided. As a result, MiningCo has not capitalized any software development costs since those costs have not been significant.

      (j) Basic and Diluted Net Loss Per Common Share

      MiningCo adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, MiningCo has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the three month period ended March 31, 1998 which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1998 when MiningCo exercised its right to call those warrants.

      Diluted net loss per common share for the three months ended March 31, 1999 and 1998, does not include the effect of options to purchase 2,346,528 and 932,590 shares of common stock and 65,860 and 379,320 warrants to purchase common stock, respectively.

      (k) Stock Split

      All common share and per share amounts in the accompanying financial statements have been adjusted retroactively for a 1.00-for-2.809 reverse stock split of MiningCo's common stock which was approved by the Board of Directors and stockholders and effected on March 19, 1999.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (l) Recent Accounting Pronouncements

      As of January 1, 1998, MiningCo adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on MiningCo's financial statements. Accordingly, MiningCo's comprehensive net loss is equal to its net loss for all periods presented.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. MiningCo has determined that it does not have any separately reportable business segments.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. MiningCo does not expect the adoption of SOP 98-1 to have a material effect on its capitalization policy.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to affect MiningCo as MiningCo currently does not engage or plan to engage in derivative instruments or hedging activities.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

(3) Property and Equipment

      Property and equipment consists of the following:


                                              March 31, 1999   December 31, 1998
                                             ---------------   -----------------
                                               (Unaudited)

Equipment and computer hardware, including
  assets under capital leases of $664,700      $ 5,660,200        $ 4,062,200
Leasehold improvements                             104,500             32,400
Furniture and fixtures                              26,200             17,800
                                               -----------        -----------
                                                 5,790,900          4,112,400
Less accumulated depreciation and
  amortization, including assets under
  capital leases of $299,400,
  and $239,900, respectively                    (1,233,300)          (810,400)
                                               -----------        -----------

Total                                          $ 4,557,600        $ 3,302,000
                                               ===========        ===========

(4) Redeemable Convertible Preferred Stock

      The following are the components of the redeemable convertible preferred stock at December 31, 1998:

Series A: Par value $0.001; 3,346,715 shares authorized, issued and outstanding at December 31, 1998; liquidation preference of $1.5 per share plus unpaid dividends of 9% per annum ($5,325,700 in the aggregate at December 31, 1998).

Series B: Par value $0.001; 6,597,596 shares authorized, issued and outstanding at December 31, 1998; liquidation preference of $1.8 per share plus unpaid dividends of 9% per annum ($12,602,100 in the aggregate at December 31, 1998).

Series C: Par value $0.001; 8,717,949 shares authorized, 7,301,811 issued and outstanding at December 31, 1998; liquidation preference of $1.95 per share plus unpaid dividends of 9% per annum ($14,403,100 in the aggregate at December 31, 1998).

      Upon the closing of MiningCo's IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into 6,139,640 shares of common stock.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

(5) Concentration of Credit Risk

      Financial instruments which subject MiningCo to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. MiningCo maintains cash and cash equivalents with various domestic financial institutions. MiningCo performs periodic evaluations of the relative credit standing of these institutions. From time to time, MiningCo's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

      MiningCo's customers are concentrated in the United States. MiningCo performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

      For the three months ended March 31, 1999 and 1998, there were zero and two customers, respectively, that accounted for more than 10% of revenue generated by MiningCo and zero and three customers, respectively, that accounted for more than 10% of gross receivables.

(6) Non-cash Compensation

      MiningCo recorded a non-cash charge of $3.6 million for guide compensation. MiningCo has granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock at an exercise price of $25.00 per share to a substantial majority of its guides. The options have a two year term. Accordingly, such amount was recorded as a non-cash compensation expense in MiningCo's statement of operations with an offsetting increase in additional paid in capital.

(7) Stock Option Plan

      MiningCo's Board of Directors has authorized 1,886,800 shares at December 31, 1998 of its common stock for issuance pursuant to its 1998 Stock Option/Stock Issuance Plan (successor plan to MiningCo's 1997 Employee Incentive Stock Option Plan). In 1999, the Board of Directors and shareholders increased the authorized number of shares authorized under the plan by 1,338,085 shares, effectively authorizing 3,224,885 in the aggregate. These options have ten year terms and have been issued at the fair market value of MiningCo's common stock on the date of the applicable grant (except for certain 1998 options issued with exercise prices less than the deemed fair value at the date of grant). Incentive options granted to stockholders who own more than 10% of the outstanding stock of MiningCo must be issued at 110% of the fair market value of the stock on the date that the options are granted.

                               MININGCO.COM, INC.

            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

(8) Employment Agreements

      During January 1999, MiningCo entered into employment agreements with two employees. The employment arrangements provide for minimum salary levels, incentive compensation and severance benefits, among other items. MiningCo granted 133,500 options in the aggregate to the two employees. The exercise price of the options was $4.21 per share. As a result, MiningCo recorded deferred compensation expense in the amount of $2.8 million in the first quarter of 1999 relating to the 133,500 options for the difference between the deemed fair value of MiningCo's common stock (the initial public offering price of $25.00 for accounting purposes) and the exercise price of the options at the grant date of $4.21 per share. This amount is presented as a reduction of shareholders' equity and amortized over the four-year vesting period of the applicable options.

(9) Employee Stock Purchase Plan

      MiningCo's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999. The ESPP will provide eligible employees of MiningCo the opportunity to apply a portion of their compensation to the purchase of shares of common stock at a 15% discount. MiningCo has reserved 125,000 authorized but unissued shares of common stock for issuance under the ESPP.

(10) Lease Line of Credit

      During the first quarter of 1999, MiningCo entered into a lease line of credit for $781,300 to finance capital equipment. Payments due are $232,200 in 1999, $268,000 in 2000, $273,300 in 2001 and $7,000 in 2002. The effective rate of the credit facility is 16%.

(11) Supplemental Cash Flow Information

      The amount of cash paid for interest was $33,852 and $11,764 for the three months ended March 31, 1999 and 1998, respectively.

      In March 1999, MiningCo converted all outstanding shares of convertible preferred stock into 6,139,640 shares of common stock and $341,300 of unsecured promissory notes payable was forgiven.

                               MININGCO.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MININGCO CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF MININGCO WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MININGCO'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN MININGCO'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      miningco.com is a leading Internet news, information and entertainment service. Our service is a network of over 650 web sites, each of which focuses on a specific topic and is managed by a knowledgeable human guide. Through these GuideSites(TM), the guides create and maintain Internet directories that include approximately 400,000 pre-screened links to other web sites, which are summarized by the guides, enabling users to quickly find relevant Internet content. The GuideSite network also provides original high-quality content, consisting primarily of text, that is created regularly by the guides on thousands of subjects. Additionally, since our GuideSites focus on specific topics, users with like interests can form communities by communicating with each other directly or through the guides. We believe that our service offers an enjoyable and efficient Internet experience for users across a broad range of topics, creating highly targeted marketing opportunities for advertisers and for businesses that market their products and services over the Internet. According to Media Metrix, over 5.8 million unique users visited miningco.com in March 1999, making miningco.com the third largest news/information/entertainment Internet property in terms of audience reach and the 23rd largest Internet property overall in that month.

      To date, substantially all of MiningCo's revenues have been derived from the sale of advertisements on miningco.com. These sales have been made both to companies that advertise their products and services over the Internet and to electronic commerce marketers. MiningCo expects to derive its revenue principally from the sale of advertising on miningco.com for the foreseeable future. MiningCo currently offers advertisers and electronic commerce partners numerous sizes and types of advertising placement, including banner advertisements, button advertisements and text links. MiningCo also offers sponsorship programs and other promotional opportunities to build brand awareness and drive user traffic to an advertiser's or electronic commerce partner's web site. To date, sales of advertisements on miningco.com have been generated primarily by MiningCo's internal advertising sales organization and, to a lesser extent, by third-party advertising sales representatives.

      Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant MiningCo obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on miningco.com are recorded as deferred revenues and are recognized as revenues ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, MiningCo generally guarantees a minimum number of impressions, or times that an advertisement is delivered to users of miningco.com, to be delivered over a specified period of time for a fixed fee. To the extent these minimum guaranteed impression levels are not met ratably over the contract period, MiningCo defers recognition of the corresponding pro-rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions, MiningCo recognizes revenue in the period in which the advertisement is displayed.

      For both quarters ended March 31, 1999 and 1998, approximately 10% of MiningCo's revenues were generated by agreements where MiningCo traded advertisements on miningco.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues.

      Advertisers on miningco.com enter into short-term agreements, typically one to three months in duration. MiningCo's agreements with its electronic commerce partners are typically longer in duration, ranging from six months to two years and, in particular cases, these agreements entitle MiningCo to a share of revenues generated by sales of merchandise and services over a particular threshold resulting from direct links from miningco.com. Through March 31, 1999, MiningCo had not recognized any material revenues from these revenue sharing agreements. Any revenues MiningCo derives from these revenue sharing agreements will be recognized by MiningCo upon notification from its advertisers and electronic commerce partners of sales attributable to miningco.com.

      Guide compensation, including any compensation that results from the grant of stock options to the guides, is included as a component of cost of revenues. Guides are currently compensated at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenues generated by the entire GuideSite network, which is distributed among the guides based on the user traffic on their respective GuideSites. Guides are also currently entitled to share a percentage of net transaction revenues and net syndication revenues. MiningCo has granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock to a substantial majority of its guides. The exercise price per share of these options is $25.00 and the options have two year terms. Since the guides are independent contractors, MiningCo has recorded non-cash compensation expense of approximately $3.6 million representing the fair market value of the options at the date of grant. This non-cash compensation expense has been included as a component of cost of revenues during the quarter ended March 31, 1999.

      To date, MiningCo has recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. This expense is amortized over the vesting period, typically four years, of the applicable options. MiningCo currently expects to amortize the following amounts of deferred compensation expense annually:
1999--$1.1 million; 2000--$1.0 million; 2001--$1.0 million; and 2002--$0.9 million. Amortization of deferred compensation expense was $478,000 for the year ended December 31, 1998 and $379,000 for the quarter ended March 31, 1999 of which the $5,000 related to deferred compensation expense for the grant of options to operations personnel has been included in cost of revenues.

Results of Operations

Revenues

      Revenues consist primarily of advertising revenues on miningco.com. Revenues increased from $152,000 for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. This period-to-period growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) our web site traffic and (3) the number of our sales people. MiningCo anticipates that revenues from advertising will continue to account for substantially all of MiningCo's revenues for the foreseeable future, and that barter revenues will remain relatively constant as a percentage of MiningCo's total revenues.

Cost of Revenues

      Cost of revenues increased to $5.8 million for the three months ended March 31, 1999 from $556,000 for the three months ended March 31, 1998. Cost of revenues consists primarily of guide compensation, third party Internet advertising sales organization fees, salaries of operations personnel, site hosting and depreciation costs and barter advertising expenses. The absolute dollar increase in cost of revenues was due to an increase in site hosting costs to support the increase in web site traffic, as well as an increase in equipment costs, depreciation and staff costs required to support the expansion of our site and services. In addition, cost of revenues includes the non-cash compensation expense relating to MiningCo's granting stock options to the guides at the closing of the initial public offering to purchase 199,500 shares of common stock. This non-cash compensation charge, which is included as a component of cost of revenues, is based on the value of the options granted to the guides and amounted to $3.6 million for the three months ended March 31, 1999.

Operating Expenses

      Sales and Marketing

      Sales and marketing expenses consist primarily of online and offline advertising costs, salaries and commissions of internal sales and marketing personnel, public relations costs, payment to third-party Internet companies to drive user traffic to miningco.com and other marketing related expenses. Sales and marketing expenses were $5.3 million for the three months ended March 31, 1999 and $301,000 for the three months ended March 31, 1998. This period-to-period increase was primarily attributable to the expansion of MiningCo's offline marketing and online advertising efforts as well as increased sales and marketing personnel and related expenses. In addition, sales and marketing expenses in absolute dollars have increased as MiningCo has continued to develop and implement its branding and marketing campaigns. MiningCo expects that sales and marketing expenses will increase significantly in absolute dollars for the foreseeable future, particularly in the near term, as MiningCo implements significant new branding and marketing campaigns. MiningCo also expects that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as MiningCo increases expenditures for marketing, promotion and branding, expands its internal advertising sales force and hires additional marketing personnel.

      General and Administrative

      General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities and legal expenses, and fees for professional services. General and administrative expenses were $1.9 million for the three months ended March 31, 1999 and $580,000 for the three months ended March 31, 1998. This period-to-period increase was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, facility-related expenses and costs relating to MiningCo's initial public offering. MiningCo expects that it will incur additional general and administrative expenses as it hires additional personnel and incurs additional costs related to the growth of its business and its operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, MiningCo anticipates that general and administrative expenses will continue to increase in absolute dollars in future periods.

      Product Development

      Product development expenses include personnel and consulting costs associated with the design, development and testing of miningco.com and MiningCo's systems and editorial personnel costs. MiningCo expenses its product development costs as incurred. Product development expenses were $1.0 million for the three months ended March 31, 1999 and $461,000 for the three months ended March 31, 1998. This period-to-period increase was primarily attributable to increased staffing levels to support the growth and development of miningco.com. MiningCo believes that timely deployment of new and enhanced features and technology are critical to attaining its strategic objectives. Accordingly, MiningCo intends to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. MiningCo expects that product development expenditures will increase in absolute dollars in future periods.

      Non-cash Compensation Expense

      During 1998 and the first quarter of 1999, MiningCo recorded deferred compensation expense of $4.5 million in the aggregate for the difference between the exercise price and the deemed fair value of stock options granted by MiningCo to employees, consisting of operational and non-operational personnel, and directors. This amount is being amortized over the vesting periods of the individual stock options, which are typically four years. During the three months ended March 31, 1999, amortization of these non-cash charges for non-operational personnel amounted to $374,000. During the three months ended March 31, 1999, amortization of these non-cash charges for operational personnel was $5,000; which amount is included as a component of gross profit.

      Other Income (Expense), Net

      Other income (expense), net includes interest expense related to MiningCo's debt and capital lease obligations, net of interest income from MiningCo's cash and cash equivalents. Other income (expense), net was $19,000 for the three months ended March 31, 1999 and $(478,000) for the three months ended March 31, 1998. The increase in other income was primarily attributable to the decrease in notes payable.

      Cumulative Dividends and Accretion of Convertible Preferred Stock

      Cumulative dividends on MiningCo's convertible preferred stock and accretion of costs associated with the convertible preferred stock issuance amounted to $659,600 and $0 for the three months ended March 31, 1999 and 1998. Up to the date of the IPO, each share of convertible preferred stock was entitled to a cumulative dividend at a rate of $0.135, $0.162 and $0.176 per share per annum for the Series A, B and C convertible preferred stock, respectively. Upon the close of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into an aggregate of 6,139,640 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, MiningCo has financed its operations primarily through the private placement of equity securities, the incurrence of indebtedness and more recently, from its initial public offering and concurrent placement. In March 1999, MiningCo received net proceeds of approximately $81.0 million from its initial public offering and concurrent private placement of shares of MiningCo's common stock.

      Net cash used in operating activities was $6.3 million for the three months ended March 31, 1999 and $1.8 million for the three months ended March 31, 1998. Net cash used in operating activities for these periods was primarily attributable to MiningCo's net losses during these periods, adjusted for certain non-cash items, and a higher level of accounts receivable resulting from an increase in MiningCo's revenues, which was partially offset by increases in accounts payable, accrued expenses and deferred revenues.

      Net cash used in investing activities was $1.7 million for the three months ended March 31, 1999 and $13,000 for the three months ended March 31, 1998. All net cash used in investing activities related to capital expenditures, primarily for the acquisition of equipment.

      Net cash provided by financing activities was $82.4 million for the three months ended March 31, 1999 and $1.9 million for the three months ended March 31, 1998. Net cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of approximately $81.0 million in net proceeds received by MiningCo in connection with the closing of its initial public offering and concurrent placement in March 1999 and $781,300 from a secured credit facility. Net cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of $1.8 million of net proceeds received by MiningCo from the issuance of loans payable.

      As of March 31, 1999, MiningCo had $85.0 million of cash and cash equivalents. MiningCo's principal commitments consist of obligations outstanding under capital and operating leases and notes payable. Although MiningCo has no material commitments for capital expenditures, management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. MiningCo currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of MiningCo's cash resources. MiningCo believes that the existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

      MiningCo's ability to generate significant revenues is uncertain. MiningCo has incurred substantial costs to create, launch and enhance miningco.com and to grow its business. At March 31, 1999, MiningCo had an accumulated deficit of $38.6 million. MiningCo expects losses from operations and negative cash flow to continue for the foreseeable future as a result of its expansion plans and its expectation that its operating expenses, particularly sales and marketing expenses, will increase significantly in the next several years. Although MiningCo has experienced revenue growth in recent periods, MiningCo's revenues may not remain at their current level or increase in the future. If MiningCo's revenues do not increase substantially, MiningCo may not achieve profitability, which would have a material adverse effect on MiningCo's business, results of operations and financial condition. Even if MiningCo achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

YEAR 2000 COMPLIANCE

      Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

      MiningCo is exposed to the risk that the systems on which it depends to conduct its operations are not Year 2000 compliant.

      State of Readiness. MiningCo has substantially completed the process of determining the Year 2000 readiness of its information technology systems, which includes the hardware and software necessary to provide and deliver miningco.com and its non-information technology systems, including telephone systems and other office equipment used internally. MiningCo's assessment plan consists of the following steps:

      o evaluating MiningCo's date dependent code, software and hardware and evaluating external dependencies

      o quality assurance testing of MiningCo's internally-developed proprietary software and systems incorporated in miningco.com

      o contacting third-party vendors and licensors of material hardware, software and services that are related to the delivery of miningco.com

      o contacting vendors of material non-information technology systems used by MiningCo

      o formulating repair or replacement requirements and implementing corrective measures

      o evaluating the need for, and preparing and implementing, if required, a contingency plan.

      o     To date, MiningCo's assessment has determined the following:

      o Internally developed software and systems have been checked for date dependent code, and all material files and systems are Year 2000 compliant. MiningCo believes that recently installed code is also Year 2000 compliant.

      o MiningCo has been informed by vendors of material hardware and software components of its information technology systems that the products used by MiningCo are currently Year 2000 compliant.

      o MiningCo's hosting service, Frontier Global Center, has certified that its systems are Year 2000 compliant.

      o Commercial software upon which MiningCo is dependent is either Year 2000 compliant or will be upgraded to be compliant in the normal course of business through upgrades or installation of software patches.

      o Substantially all hardware used in MiningCo's network operations and all of the hardware used in its office operations has been certified as Year 2000 compliant by its vendors.

      o MiningCo's telephone system, fax machines and mail systems have been certified as Year 2000 compliant.

      o MiningCo's landlords and third-party advertising sales representative and servicing organizations have not yet provided MiningCo with information regarding their Year 2000 compliance.

      While MiningCo has assessed the Year 2000 readiness of each of its material internal systems, it will not conduct an end-to-end system test until the second quarter of 1999. Accordingly, MiningCo cannot yet assess whether its internal system, as a whole, is Year 2000 compliant. In addition, MiningCo will continue to attempt to obtain verification from all remaining distributors, suppliers and vendors that their systems are Year 2000 compliant. MiningCo intends to complete its assessment, and the replacement or remediation of any non-Year 2000 compliant technologies, by the end of the third quarter of 1999.

      Costs. MiningCo estimates that the total cost for its Year 2000 compliance efforts will be approximately $250,000. Most of these expenses relate to the operating costs associated with time spent by employees in Year 2000 compliance matters. If MiningCo encounters unexpected difficulties, or if it is unable to obtain compliance information from material third parties, it may need to spend additional amounts to ensure that its systems are Year 2000 compliant.

      Risks. Although MiningCo has received compliance information from its material third-party vendors, it has not received compliance information from all of its third-party vendors. In addition, it is possible that MiningCo's third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. In addition, MiningCo will not conduct an end-to-end system test until the second quarter of 1999. The failure of MiningCo to fix its internal systems or to fix or replace material third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on MiningCo's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues could result in claims of mismanagement and related litigation, which would be costly and time-consuming to defend.

      In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside MiningCo's control will be Year 2000 compliant. The failure by those entities to be Year 2000 compliant could result in a systemic failure beyond the control of MiningCo, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent MiningCo from delivering miningco.com, decrease the use of the Internet or prevent users from accessing miningco.com, any of which would have a material adverse effect on MiningCo's business, results of operations and financial condition.

      Contingency Plan. As discussed above, MiningCo is engaged in an ongoing Year 2000 assessment and has developed no contingency plans to address the worst-case scenario that might occur if technologies it is dependent upon actually are not Year 2000 compliant. The results of MiningCo's Year 2000 simulation testing and the responses received from all third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans. MiningCo intends to develop any required contingency plan by the end of the second quarter of 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF MININGCO WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MININGCO'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN MININGCO'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

Because we have only been in business for a short period of time, there is limited information upon which you can evaluate our business.

      We were incorporated in June 1996 and launched miningco.com in April 1997. Accordingly, you can only evaluate our business based on our limited operating history. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially adversely affected.

We have lost money every quarter and every year, and we expect to lose money in the future.

      If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance miningco.com and to grow our business. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

      A portion of our historical revenues have been derived from barter agreements. In 1998, approximately 10% of our revenues were derived from agreements where we traded advertisements on miningco.com in exchange for advertisements on other web sites without receiving any cash payments. We expect that these barter revenues will continue to account for approximately 10% of our revenues in the future.

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At March 31, 1999, our accumulated deficit was $38.6 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

Fluctuations in our operating results may negatively impact our stock price.

      Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

      You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

      o     the demand for advertising on miningco.com;

      o the number of users on, and the frequency of their use of, miningco.com since our advertising revenues are typically based on user traffic;

      o our ability to attract and retain advertisers and electronic commerce partners;

      o our ability to meet the minimum numbers of advertisements that we are required to deliver to users by many of our advertising contracts, since our failure to do this would result in our deferring recognition of the related revenues and would reduce our available advertising inventory in subsequent periods;

      o     changes in rates paid for advertising on miningco.com;

      o the timing and amount of our costs related to advertising sales and marketing efforts; and

      o fees we may pay for distribution or content or other costs we may incur as we expand our operations.

      Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. Given our limited operating history and our difficulties in accurately estimating the user traffic historically experienced on our website, user traffic and page views on our website are difficult to forecast accurately. Consequently, since revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future, our revenues are difficult to forecast accurately. In particular, we intend to expend significant amounts to expand our internal advertising sales force and to build brand awareness of miningco.com. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our results of operations and financial condition would be materially adversely affected.

Seasonal factors may affect our quarterly operating results.

      Seasonality of our user traffic on miningco.com and our advertising revenues may cause our total revenues to fluctuate. User traffic on web sites has typically declined during the summer and year-end vacation and holiday periods. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal or other patterns may develop in our business.

We will only be able to execute our business plan if Internet usage grows.

      Our business would be adversely affected if Internet usage does not grow. Internet usage may be inhibited for any of the following reasons:

      o the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

      o security and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

      o privacy concerns, including those related to the ability of web sites to gather user information without the user's knowledge or consent.

We will only be able to execute our business plan if Internet advertising increases.

      Our business, results of operations and financial condition would be materially adversely affected if the Internet advertising market develops more slowly than we expect or if we are unsuccessful in increasing our advertising revenues. Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media.

      The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertising and electronic commerce partners have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising.

      Advertisers and electronic commerce marketers may not advertise on miningco.com or may pay less for advertising on miningco.com if they do not believe that they can reliably measure the effectiveness of Internet advertising or the demographics of the user viewing their advertisements. We use both internal measurements and measurements provided to us by third parties. If these third parties are unable to continue to provide these services, we would have to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. In addition, we are implementing additional systems designed to record demographic data on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

      To the extent that minimum guaranteed impression levels are not met ratably over the contract period, we defer recognition of the corresponding pro-rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. Advertising based on impressions, or the number of times an advertisement is delivered to users, comprises virtually all of our current revenues. To the extent that minimum impression levels are not achieved for any reason, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory.

      Our revenues could be adversely affected if we are unable to adapt to other Internet advertising pricing models if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues.

We may not be able to adapt as Internet technologies and customer demands continue to evolve.

      To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing miningco.com and introducing new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes.

Regulatory and legal uncertainties could harm our business.

      Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. There is, and will be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.

We may be liable for the content we make available on the Internet.

      We make content available on miningco.com and on the web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement. Other claims may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on miningco.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. We could also be exposed to liability for third-party content accessed through miningco.com's links to other websites or posted by users in chat rooms or bulletin boards offered on the GuideSites. Our financial condition could be materially adversely affected if we were found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

The development of our brand is essential to our future success.

      If our brand marketing efforts are unsuccessful, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our brand marketing efforts, provide high-quality services and increase user traffic on miningco.com. These efforts have required, and will continue to require, significant expenses.

We must increase our internal advertising sales force to support our growth.

      Our business, results of operations and financial condition will be materially adversely affected if we do not develop and maintain an effective internal advertising sales force. On March 31, 1999, our internal advertising sales force had 18 members. We need to continue to increase our internal advertising sales force in the near future to support our growth. Our ability to increase our sales force involves a number of risks and uncertainties, including:

      o the competition we face in hiring and retaining advertising sales personnel;

      o our ability to integrate, train and motivate additional advertising sales and advertising sales support personnel;

      o our ability to manage a multi-location advertising sales organization; and

      o the length of time it takes new advertising sales personnel to become productive.

We may not be able to compete successfully.

      Competition could result in less user traffic to miningco.com, price reductions for our advertising inventory, reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We face intense competition for users and for advertisers and electronic commerce marketers. We expect this competition to increase because there are no substantial barriers to entry in our market. Competition may also increase as a result of industry consolidation. We may not be able to compete successfully.

      We compete for users, advertisers and electronic commerce marketers with the following:

      o Internet retrieval companies, search engines and other Internet "portal" companies (such as Excite, InfoSeek, Lycos and Yahoo!);

      o     online content web sites (such as C-net, ESPN.com and ZDNet.com);

      o     online community web sites (such as iVillage);

      o online personal homepage services (such as GeoCities and theglobe.com);

      o publishers and distributors of television, radio and print (such as CBS, Disney, NBC and Time Warner);

      o general purpose consumer online services (such as America Online and Microsoft Network); and

      o web sites maintained by Internet service providers (such as AT&T Worldnet, Earthlink and MindSpring).

      Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality of content provided by us and by our competitors, the ease of use of services developed either by us or by our competitors, the timing and market acceptance of new and enhanced services developed either by us or by our competitors, and sales and marketing efforts by us and our competitors.

      Based on our review of publicly available documents, we believe that many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, guides, distribution partners, and advertisers and electronic commerce partners. Our competitors may develop services that are equal or superior to miningco.com or that achieve greater market acceptance than miningco.com. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and electronic commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

We would be unable to provide content without the efforts of our network of guides.

      Our business, results of operations and financial condition would be materially adversely affected if our guides fail to provide us with adequate content or if we fail to successfully replace former guides on a timely basis. We are substantially dependent on our network of guides for providing in-depth, high-quality, up-to-date content that covers thousands of subjects. Our guides may not continue to provide us with a sufficient amount of high-quality content covering a broad enough range of subjects. Furthermore, any number of guides may discontinue their relationship with us. In addition, since the guides are independent contractors, we have less control over the content production process than if the guides were our employees.

We could incur significant withholding taxes and employee benefits expenses if the guides were deemed to be our employees rather than independent contractors.

      One or more jurisdictions or taxing authorities, including the Internal Revenue Service, may seek to treat the guides as our employees rather than independent contractors. As a result, they may seek to impose taxes, interest or penalties on us. In addition, employees are generally entitled to healthcare and other benefits that are typically unavailable to independent contractors. Since we believe that the guides are independent contractors, we would vigorously oppose any claim to the contrary. However, our efforts to do so might not be successful. We have not estimated the minimum quantitative effect that these taxes or employee benefit costs would have on us if the guides were deemed to be employees. Our business, results of operations and financial condition would be materially adversely affected if these claims are made and we do not prevail or if we are required to treat the guides as employees for tax or employee benefit purposes or otherwise.

We depend on relationships with third parties.

      Our business, results of operations and financial condition could be materially adversely affected if we do not establish and maintain distribution relationships on commercially reasonable terms or if any of our distribution relationships do not result in increased user traffic on miningco.com. A portion of the users who come to miningco.com come from third-party web sites with which we have non-exclusive, short-term distribution relationships. Since these web sites may not attract significant numbers of users themselves, miningco.com may not receive a significant number of additional users from these relationships. Moreover, we may have to pay significant fees to establish additional relationships or maintain existing relationships in the future.

      In the future, we may also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in certain sections or on certain pages of miningco.com. These exclusivity agreements may limit our ability to enter into other advertising or sponsorship agreements or other strategic relationships. Many companies we may pursue for strategic relationships also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us.

We may not effectively manage our growth.

      In order to execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems and resources. If we do not manage growth effectively, our business, results of operations and financial condition would be materially adversely affected. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. Some of our key employees have recently been hired. These individuals do not have significant experience working with us or our management team. In addition, we expect that the number of guides will continue to increase as new GuideSites are established. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technical, accounting, finance, marketing, sales and editorial organizations.

We depend on our key personnel.

      Our future success depends, in part, on the continued service of our key management personnel, particularly Mr. Scott P. Kurnit, our President and Chief Executive Officer, and Mr. William C. Day, our Chief Operating Officer. Although we are the beneficiary of a key person life insurance policy on Mr. Kurnit's life, the loss of his services, or the services of other key employees, would have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

The performance of miningco.com is critical to our business and to our reputation.

      Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of miningco.com could result in reduced user traffic on miningco.com and reduced revenue. miningco.com has in the past experienced slower response times and interruptions in service for a variety of reasons. miningco.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any interruptions in our service.

      In January 1998, we entered into an Internet-hosting agreement with Frontier Global Center ("Frontier") to maintain all of our production servers at Frontier's Manhattan Data Center until February 1, 2000. Our operations depend on Frontier's ability to protect its and our systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by Frontier could have a material adverse effect on our business, results of operations and financial condition.

      Our users and our guides depend on Internet service providers, online service providers and other web site operators for access to miningco.com. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

      Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with our material employees, guides, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

      Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

We cannot predict our future capital needs and we may not be able to secure additional financing.

      We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

Future sales of common stock by our existing stockholders could adversely affect our stock price.

      The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our officers and directors may still control us.

      Our executive officers and directors beneficially own, in the aggregate, approximately 38% of the common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

Our shares may experience extreme price and volume fluctuations.

      The market for the stocks of Internet-related companies, including ours, has experienced extreme price and volume fluctuations. The market price of our common stock may continue to be volatile. In the past, securities class action litigation has often been instituted against a company following periods of volatility in the market price of MiningCo's securities. If instituted against us, regardless of the outcome, litigation could result in substantial costs and a diversion of our management's attention and resources and have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Currency Rate Fluctuations. MiningCo's results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. MiningCo does not use derivative financial instruments to limit its foreign currency risk exposure.

      Market Risk. MiningCo's accounts receivables are subject, in the normal course of business, to collection risks. MiningCo regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, MiningCo does not anticipate any material losses in this area.

      Interest Rate Risk. MiningCo's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by MiningCo.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Changes in Securities:

            NONE

      (b)   Use of Proceeds

      On March 29, 1999, MiningCo consummated the initial public offering of 3,450,000 shares of its common stock and a concurrent private placement of 107,527 shares of its common stock (collectively, the "Offering"). Net proceeds to MiningCo from the Offering were approximately $81.0 million

      During the three months ended March 31, 1999, MiningCo used none of the proceeds from the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As of February 5, 1999, in a written consent of the stockholders of MiningCo, a majority of the holders of all outstanding shares of stock of MiningCo (which majority included a majority of the holders of all outstanding shares of the preferred stock voting on an as-converted basis) approved the adoption of the Amended and Restated 1998 Stock Option/Issuance Plan, including the reservation of 1,338,085 shares thereunder, and the 1999 Employee Stock Purchase Plan, including the reservation of 125,000 shares thereunder.

      As of March 10, 1999, in a written consent of the stockholders of MiningCo, a majority of the holders of all outstanding shares of common stock (which majority included 2/3 of the holders of all outstanding shares of the preferred stock voting on an as-converted basis) approved a reverse stock split in which each 2.809 shares of common stock was reclassified and converted into one share of common stock, and the Amendment to the Amended and Restated Certificate of Incorporation to reflect such stock split.

      Also as of March 10, 1999, in a written consent of the stockholders of MiningCo (which majority included 2/3 of the holders of all outstanding shares of the preferred stock voting on an as-converted basis) approved the Second Restated Certificate of Incorporation of MiningCo, and the Amended and Restated Bylaws of MiningCo, both to be in effect upon the completion of the initial public offering.

ITEM 5. OTHER INFORMATION

            NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            11.1  Statement re: Computation of Basic and Diluted Net Loss Per
                  Share

            27.1  Financial Data Schedule

      (b) MiningCo did not file any reports on Form 8-K during the three months ended March 31, 1999.

ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  _______________, 1999        MININGCO.COM, INC.


                                    By: /s/ Todd B. Sloan
                                        ----------------------------------
                                        Todd B. Sloan
                                        Chief Financial Officer (Principal
                                        Financial Officer)

                                MiningCo.com, Inc
                                  Exhibit 11.1

                                                              Three months ended
                                                                March 31, 1999
                                                              ------------------
                                                                  (Unaudited)
Basic:
Net Loss                                                         $(11,922,000)

Accretion of convertible preferred
  stock to liquidation value                                         (659,600)
                                                                 ------------

Net loss applicable to common
  stockholders                                                   $(12,581,600)
                                                                 ============

Weighted average shares of common
  stock outstanding                                                 3,094,959

Add: Warrants issued for nominal
  consideration                                                            --
                                                                 ------------

Basic weighted average shares
  outstanding                                                       3,094,959
                                                                 ============

Basic net loss per share                                         $      (4.07)
                                                                 ============


Diluted:
Net loss applicable to common                                    $(12,581,600)
  stockholders

Basic weighted average shares
  outstanding                                                       3,094,959

Net effect of dilutive securities                                          --
                                                                 ------------

Diluted weighted average shares
  outstanding                                                       3,094,959
                                                                 ============

Diluted net loss per share                                       $      (4.07)
                                                                 ============