Form 10-Q
period 1999-06-30
ABOUT COM INC
filed 1999-08-16
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-25525

                                 ABOUT.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
       (State or other jurisdiction of         13-4034015
              incorporation or              (I.R.S. Employer
                organization)            Identification Number)

                        220 EAST 42ND STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10017
              (Address of Principal Executive Officer and Zip Code)

                                 (212) 849-2000
              (Registrant's Telephone Number, Including Area Code)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 13, 1999, there were 12,151,735 shares of the registrant's common stock outstanding.

                               ABOUT.COM, INC.

                                  FORM 10-Q

                                    INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I      FINANCIAL INFORMATION

ITEM 1:     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 1999
            (unaudited) and December 31, 1998...........................    3

            Unaudited Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 1999 and 1998 ..    4

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1999 and 1998.............    5

            Notes to Unaudited Condensed Consolidated Interim Financial
            Statements..................................................    6

ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk..   31

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings...........................................   31

ITEM 2:     Changes in Securities and Use of Proceeds...................   31

ITEM 3:     Defaults Upon Senior Securities.............................   32

ITEM 4:     Submission of Matters to a Vote of Security Holders.........   32

ITEM 5:     Other Information...........................................   32

ITEM 6:     Exhibits and Reports on Form 8-K............................   32

ITEM 7:     Signatures..................................................   32

PART I: FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements:

                                 About.com, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       June 30, 1999     December 31, 1998
                                                                       -------------     -----------------
                                     Assets                             (Unaudited)
Current assets:
  Cash and cash equivalents                                            $  61,506,300       $  10,644,300
  Accounts receivable, net                                                 3,036,600             917,300
  Prepaid assets                                                             121,700             100,000
                                                                       -------------       -------------

    Total current assets                                                  64,664,600          11,661,600
                                                                       -------------       -------------

Property and equipment, net                                                7,066,700           3,302,000
Goodwill, net                                                              2,442,200                  --
Deferred offering costs                                                           --             568,700
Other assets, net                                                            795,200             125,400
                                                                       -------------       -------------

    Total assets                                                       $  74,968,700       $  15,657,700
                                                                       =============       =============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                                $   9,348,800       $   6,413,200
  Accrued compensation                                                       722,900             181,700
  Guide fees payable                                                         606,800             462,400
  Deferred revenue                                                           160,200                  --
  ESPP deductions withheld                                                   322,700                  --
  Current portion of notes payable                                           385,600             154,000
  Current installments of obligations under capital leases                   206,800             219,000
                                                                       -------------       -------------

    Total current liabilities                                             11,753,800           7,430,300
                                                                       -------------       -------------

Notes payable, excluding current portion                                     666,900             620,600
Deferred rent                                                                 34,700              47,700
Obligations under capital leases, excluding current installments              59,300             149,400

Redeemable convertible preferred stock                                            --          32,071,700

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares authorized,
    no shares issued and outstanding                                              --                  --
  Common stock, $0.001 par value; 50,000,000 shares authorized,
    12,144,155 and 2,202,558 shares isssued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                         12,100               2,200
  Additional paid-in capital                                             125,102,100           3,231,000
  Deferred compensation                                                   (3,389,300)         (1,238,900)
  Accumulated deficit                                                    (59,270,900)        (26,656,300)
                                                                       -------------       -------------

    Total stockholders' equity (deficit)                                  62,454,000         (24,662,000)
                                                                       -------------       -------------

  Commitments and contingencies                                                   --                  --

    Total liabilities and stockholders' equity (deficit)               $  74,968,700       $  15,657,700
                                                                       =============       =============

See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                 Condensed Consolidated Statements of Operations

                                                    Three months ended June 30,           Six months ended June 30,
                                                  -------------------------------      -------------------------------
                                                      1999               1998              1999               1998
                                                  ------------       ------------      ------------       ------------
                                                   (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Revenues                                          $  3,706,600       $    396,000      $  6,074,000       $    548,000

Cost of revenues                                     2,922,800            742,000         5,245,600          1,287,000
Non-cash compensation                                    4,700              2,000         3,621,300             20,000
                                                  ------------       ------------      ------------       ------------

  Gross profit (loss)                                  779,100           (348,000)       (2,792,900)          (759,000)
                                                  ------------       ------------      ------------       ------------

Operating expenses:
  Sales and marketing                               18,346,200          1,059,000        23,783,800          1,377,000
  General and administrative                         1,870,000            633,000         3,273,600          1,103,000
  Product development                                1,780,500            635,000         2,933,700          1,183,000
  Amortization of goodwill                              33,700                 --            33,700                 --
  Non-cash compensation                                241,600             31,000           615,600            231,000
                                                  ------------       ------------      ------------       ------------

Total operating expenses                            22,272,000          2,358,000        30,640,400          3,894,000
                                                  ------------       ------------      ------------       ------------

  Loss from operations                             (21,492,900)        (2,706,000)      (33,433,300)        (4,653,000)
                                                  ------------       ------------      ------------       ------------

Other income (expense), net                            800,200            (93,000)          818,700           (571,000)
                                                  ------------       ------------      ------------       ------------

Net loss                                           (20,692,700)        (2,799,000)      (32,614,600)        (5,224,000)
                                                  ------------       ------------      ------------       ------------

Cummulative dividends and accretion                         --                 --          (659,600)                --
                                                  ------------       ------------      ------------       ------------

Net loss attributable to common stockholders      $(20,692,700)      $ (2,799,000)     $(33,274,200)      $ (5,224,000)
                                                  ============       ============      ============       ============

Net loss per common share                         $      (1.71)      $      (1.65)     $      (4.38)      $      (3.08)
                                                  ============       ============      ============       ============

Weighted average shares outstanding                 12,083,097          1,700,481         7,589,028          1,698,188
                                                  ============       ============      ============       ============

See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                                      Six months ended June 30,
                                                                                    -------------------------------
                                                                                        1999                1998
                                                                                    ------------       ------------
                                                                                     (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net Loss                                                                          $(32,614,700)      $ (5,224,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      1,137,100            197,400
    Amortization of debt discount and issuance costs                                          --            236,400
    Non-cash compensation expense                                                      4,237,000            251,000
    Deferred interest on debt                                                                 --            333,300
    Other                                                                                (13,200)             1,000
    Changes in operating assets and liabilities, net of effect of acquisition:
      Accounts receivable, net                                                        (2,119,300)          (151,200)
      Other assets                                                                      (216,100)           (11,800)
      Accounts payable and accrued expenses                                            2,935,700             80,400
      Accrued compensation                                                               541,200             15,000
      Guide fees payable                                                                 144,400             76,200
      Deferred revenue                                                                   160,200            (70,000)
      ESPP deductions withheld                                                           322,700                 --
                                                                                    ------------       ------------

        Net cash used in operating activities                                        (25,485,000)        (4,266,300)
                                                                                    ------------       ------------

Cash flows used in investing activities:
  VantageNet acquisition, net                                                           (586,600)                --
  Purchase of intangible assets                                                         (487,600)                --
  Capital expenditures                                                                (4,845,900)          (243,300)
                                                                                    ------------       ------------

        Net cash used in investing activities                                         (5,920,100)          (243,300)
                                                                                    ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock related to initial
    public offering and concurrent placement, net                                     81,049,000                 --
  Proceeds from issuance of redeemable preferred stock                                        --          6,854,500
  Proceeds from issuance of loans payable                                                     --          1,800,000
  Proceeds from issuance of common stock in connection with
    the exercise of  options                                                             132,300              4,200
  Proceeds from secured credit facility                                                  781,300            268,700
  Principal payments under secured credit facility                                      (161,900)           (25,900)
  Principal payments under capital leases                                               (102,300)           (86,700)
  Deferred offering/financing costs                                                      568,700            (34,800)
                                                                                    ------------       ------------

        Net cash provided by financing activities                                     82,267,100          8,780,000
                                                                                    ------------       ------------

        Net increase in cash and cash equivalents                                     50,862,000          4,270,400

    Cash and cash equivalents at beginning of period                                  10,644,300            303,200
                                                                                    ------------       ------------

    Cash and cash equivalents at end of period                                      $ 61,506,300       $  4,573,600
                                                                                    ============       ============

See accompanying notes to interim condensed consolidated financial statements.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) Organization and Business

      About.com, Inc. ("About.com") was incorporated in New York on June 27, 1996 (inception) as General Internet Inc. and commenced operations on that date. In December 1998, General Internet Inc. changed its corporate name to MiningCo.com, Inc. and reincorporated in Delaware. In May 1999, MiningCo.com, Inc. changed its corporate name to About.com, Inc. About.com's Internet service, About.com, is an Internet news, information and entertainment service comprised of a network of niche vertical sites for users and marketers. The Company conducts its business within one industry segment.

      The Company's unaudited interim financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 include the consolidated accounts of About.com and its wholly-owned subsidiary, VantageNet, Inc., from June 14, 1999 (date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Summary of Operations and Significant Accounting Policies

      (a) Initial Public Offering and Concurrent Placement

      On February 23, 1999, About.com and Comcast Interactive Investments, Inc. ("Comcast") entered into a common stock purchase agreement pursuant to which About.com agreed to sell $2,500,000 of common stock to Comcast. These common shares were purchased directly from About.com in a private placement transaction at a price of 93% of the initial public offering price per share (or $23.25 per share). The underwriters did not receive any discount or commission related to this transaction. The closing of the concurrent placement was contingent upon the closing of About.com's initial public offering ("IPO").

      On March 24, 1999, About.com completed its IPO which resulted in the issuance of 3,450,000 shares of common stock at $25.00 per share (which included 450,000 shares in connection with the exercise of the underwriters' over-allotment option) and the concurrent placement of 107,527 shares to Comcast at $23.25 per share. In addition, upon the closing of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into 6,139,640 shares of common stock and $341,300 in unsecured promissory notes payable was forgiven. Net proceeds from the offering and concurrent placement, after underwriting and placement agent fees of $6.0 million and offering costs of $1.7 million were approximately $81.0 million.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (b) Unaudited Interim Financial Information

      The accompanying interim unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of About.com at June 30, 1999, and the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of About.com's results of operations for any other future interim period or for a full fiscal year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed financial statements be read in conjunction with About.com's audited financial statements and notes thereto for the year ended December 31, 1998 as included in About.com's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in March 1999.

      About.com has made certain reclassifications within its financial statements to more accurately present the financial results of the Company. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation.

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

      (d) Cash and Cash Equivalents

      About.com considers all highly liquid securities with original maturities of three months or less to be cash equivalents, which principally consist of money market accounts.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      (e) Revenue and Expense Recognition

            Revenue Recognition

      To date, substantially all of About.com's revenues have been derived from the sale of advertisements on About.com. About.com offers numerous sizes and types of advertising placement, including banner advertisements, button advertisements, text links and sponsorship programs. Advertising revenues are derived principally from short-term advertising contracts in which About.com typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant About.com obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on About.com are recorded as deferred revenue and are recognized as revenue ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, About.com generally guarantees a minimum number of impressions (times that an advertisement appears in pages viewed by the users of About.com) to be delivered over a specified period of time for a fixed fee. To the extent minimum guaranteed impression levels are not met ratably over the contract period, About.com defers recognition of the corresponding pro-rata portion of the revenues relating to such unfulfilled obligations until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions, About.com recognizes revenues in the period in which the advertisement is displayed. About.com's short-term advertising agreements are generally terminable by either party upon relatively short notice. About.com's agreements with its electronic commerce partners are typically longer in length, and in certain cases, entitle About.com to a share of revenues generated by sales over a particular threshold resulting from direct links from About.com. To date, About.com has recognized minimal revenue from these revenue sharing agreements. About.com's revenue derived from these revenue sharing agreements will be recognized by About.com upon notification from its advertisers and electronic commerce partners of sales attributable to About.com.

      A portion of About.com's revenues are from production and development fees. Production and development fees represent HTML design services, graphic services, engineering and database development and related services. About.com charges clients for these services on either a fixed price or time and materials basis. Revenue is recognized as these services are performed. These revenues fluctuate based on the number of new programs initiated, types of services and scope and complexity of each program.

      A portion of About.com's revenues are from barter advertisements (agreements whereby About.com trades advertisements on About.com in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on About.com. Barter expense is recognized when About.com's advertisements are run on third-party web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues. Barter advertising revenues and expenses were $215,200 and $35,800 for the three months ended June 30, 1999 and 1998, respectively, and $452,000 and $49,200 for the six months ended June 30, 1999 and 1998, respectively.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      At June 30, 1999, accounts receivable included approximately $1,420,900 of unbilled receivables, $712,000 of which have been subsequently billed. Such unbilled receivables represent the recognized sales value of short term advertising contracts that were earned but not billable to customers at June 30, 1999. The terms of the related advertising contracts typically require billing at the end of 30, 60 or 90 days from the signing of the contract.

      (f) Basic and Diluted Net Loss Per Common Share

      About.com adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, About.com has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the three and six month periods ended June 30, 1998 which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1998 when About.com exercised its right to call those warrants.

      Diluted net loss per common share for the periods ended June 30, 1999 and 1998, does not include the effect of options to purchase 2,821,811 and 935,243 shares of common stock and 65,860 and 729,376 warrants to purchase common stock, respectively.

      (g) Recent Accounting Pronouncements

      As of January 1, 1998, About.com adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on About.com's financial statements. Accordingly, About.com's comprehensive net loss is equal to its net loss for all periods presented.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. About.com has determined that it does not have any separately reportable business segments.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. About.com does not expect the adoption of SOP 98-1 to have a material effect on its capitalization policy.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends the effective date of FASB 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is not expected to affect About.com as About.com currently does not engage or plan to engage in derivative instruments or hedging activities.

(3) Property and Equipment

      Property and equipment consists of the following:

                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------
                                                (Unaudited)
Equipment and computer hardware, including
  assets under capital leases of $664,700       $ 8,661,400       $ 4,062,200
Leasehold improvements                              200,300            32,400
Furniture and fixtures                              106,600            17,800
                                                -----------       -----------
                                                   8,968300        4,112,400
Less accumulated depreciation and
  amortization, including
  assets under capital leases of $329,100,
  and $239,900, respectively                     (1,901,600)         (810,400)
                                                -----------       -----------

Total                                           $ 7,066,700       $ 3,302,000
                                                ===========       ===========

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

(4) Concentration of Credit Risk

      Financial instruments which subject About.com to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. About.com maintains cash and cash equivalents with various domestic financial institutions. About.com performs periodic evaluations of the relative credit standing of these institutions. From time to time, About.com's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

      About.com's customers are concentrated in the United States. About.com performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

      For the six months ended June 30, 1999 and 1998, there were zero and one customer, respectively, that accounted for more than 10% of revenue generated by About.com and no customer accounted for more than 10% of gross receivables for the periods then ended.

(5) Non-cash Compensation

      In March 1999, About.com recorded a non-cash charge of $3.6 million for guide compensation. About.com has granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock at an exercise price of $25.00 per share to a substantial majority of its guides. The options have a two year term. Accordingly, such amount was recorded as a non-cash compensation expense in About.com's statement of operations for the three months ended March 31, 1999 with an offsetting increase in additional paid in capital.

(6) Lease Line of Credit

      During the first quarter of 1999, About.com entered into a lease line of credit for $781,300 to finance capital equipment. Payments due are $232,200 in 1999, $268,000 in 2000, $273,300 in 2001 and $7,000 in 2002. The effective rate of the credit facility is 16%.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

(7) Acquisition

      On June 14, 1999, About.com formed About.com Acquisition Corp. ("AAC"), a Delaware corporation and a wholly-owned subsidiary of About.com. AAC was merged with and into VantageNet, Inc., a Minnesota corporation ("VantageNet"), with VantageNet as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Reorganization, dated June 14, 1999, by and among About.com, AAC, VantageNet and certain stockholders thereof. As a result of the merger, VantageNet became a wholly-owned subsidiary of About.com. VantageNet is an Internet marketing company which utilizes electronic surveys and/or polling tools.

      The consideration paid by About.com in connection with the merger consisted of $550,000 in cash and 65,550 newly issued shares of common stock, par value $0.001, of About.com. The total purchase price for this transaction was approximately $2.5 million. The difference between the fair market value of VantageNet's net tangible assets and the purchase price has been accounted for as goodwill and other purchased intangible assets and is being amortized over the expected period of benefit of three years.

   Acquired        Effective      Acquisition     Net Tangible     Intangibles/
    Company           Date           Costs          Assets           Goodwill
--------------------------------------------------------------------------------
  VantageNet     June 14, 1999      $51,000         $24,000         $2,476,000

      The following unaudited pro forma consolidated amounts give effect to the acquisition as if it had occurred on January 1, 1998, by consolidating the results of operations of VantageNet with the results of About.com for the three and six month periods ended June 30, 1999 and 1998.

                                    Three months ended June 30,            Six months ended June 30,
                                  --------------------------------------------------------------------
                                      1999               1998              1999                1998
                                  ------------       ------------      ------------        -----------
Total revenues                      $3,720,000           $406,000        $6,132,000           $560,000
Net loss attributable to
  common stockholders             ($20,865,000)      ($ 2,995,000)     ($33,627,000)       ($5,625,000)
Net loss per common share               ($1.72)            ($1.70)           ($4.40)            ($3.19)

Weighted average shares used
  in net loss per common
  share calculation (1)             12,137,722          1,766,031         7,649,116          1,763,738

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Continued)

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(1) The Company computes net loss per share in accordance with provisions of FAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three and six month periods ended June 30, 1999 and 1998, respectively, plus the common shares issued in connection with the acquisition of VantageNet from January 1, 1998. The common stock issued in connection with the acquisition of VantageNet was 65,550 shares, which was adjusted for the weighted average period such shares were considered to be outstanding during 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(8) Supplemental Cash Flow Information

      The amount of cash paid for interest was $80,110 and $31,849 for the six months ended June 30, 1999 and 1998, respectively.

      In March 1999, About.com converted all outstanding shares of convertible preferred stock into 6,139,640 shares of common stock and $341,300 of unsecured promissory notes payable was forgiven.

                                 ABOUT.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ABOUT.COM CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF ABOUT.COM WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT.COM'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN ABOUT.COM'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      About.com is an Internet news, information and entertainment service comprised of a network of niche vertical sites for users and marketers. This network includes over 650 highly targeted environments, each of which focuses on a specific topic and is overseen by a knowledgeable human guide. Each vertical niche provides a comprehensive consumer experience including leading Internet link directories, original content and community features. Through these GuideSites(TM), the guides create and maintain Internet directories that include approximately 400,000 pre-screened links to other web sites, which are summarized by the guides, enabling users to quickly find relevant Internet content. The GuideSite network also provides original high-quality content, consisting primarily of text, that is created regularly by the guides on thousands of subjects. Additionally, since our GuideSites focus on specific topics, users with like interests can form communities by communicating with each other directly or through the guides. We believe that our service offers an enjoyable and efficient Internet experience for users across a broad range of topics, creating highly targeted marketing opportunities for advertisers and for businesses that market their products and services over the Internet. According to Media Metrix, over 7.2 million unique users visited About.com in June 1999, making About.com the second largest news/information/entertainment Internet property in terms of audience reach and the 20th largest Internet property overall in that month.

      To date, substantially all of About.com's revenues have been derived from the sale of advertisements on About.com. These sales have been made both to companies that advertise their products and services over the Internet and to electronic commerce marketers. About.com expects to derive its revenue principally from the sale of advertising on About.com for the foreseeable future. About.com currently offers advertisers and electronic commerce partners numerous sizes and types of advertising placement, including banner advertisements, button advertisements, text links and sponsorship programs. About.com also offers other promotional opportunities to build brand awareness and drive user traffic to an advertiser's or electronic commerce partner's web site. To date, sales of advertisements on About.com have been generated primarily by About.com's internal advertising sales organization and, to a lesser extent, by third-party advertising sales representatives.

      Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant About.com obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on About.com are recorded as deferred revenues and are recognized as revenues ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, About.com generally guarantees a minimum number of impressions, or times that an advertisement is delivered to users of About.com, to be delivered over a specified period of time for a fixed fee. To the extent these minimum guaranteed impression levels are not met ratably over the contract period, About.com defers recognition of the corresponding pro-rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions, About.com recognizes revenue in the period in which the advertisement is displayed.

      A portion of About.com's revenues are from production and development fees. Production and development fees represent HTML design services, graphic services, engineering and database development and related services. About.com charges clients for services on either a fixed price or time and materials basis. Revenue is recognized as these services are performed. These revenues fluctuate based on the number of new programs initiated, types of services and scope and complexity of each program. For the three and six month periods ended June 30, 1999, production and development fee revenue totaled $120,000.

      For the three and six month periods ended June 30, 1999 and 1998, approximately 6% and 10% and 7% and 10%, respectively, of About.com's revenues were generated by agreements where About.com traded advertisements on About.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues.

      Advertisers on About.com typically enter into short-term agreements, typically one to three months in duration. About.com's agreements with its electronic commerce partners are typically longer in duration, ranging from six months to two years and, in particular cases, these agreements entitle About.com to a share of revenues generated by sales of merchandise and services over a particular threshold resulting from direct links from About.com. Through June 30, 1999, About.com had not recognized any material revenues from these revenue sharing agreements. Any revenues About.com derives from these revenue sharing agreements will be recognized by About.com upon notification from its advertisers and electronic commerce partners of sales attributable to About.com.

      Guide compensation, including any compensation that has resulted or may in the future result from the grant of stock options to the guides, is included as a component of cost of revenues. Guides are currently compensated at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenues generated by the entire GuideSite network, which is distributed among the guides based on the user traffic on their respective GuideSites. Guides are also currently entitled to share a percentage of net transaction revenues and net syndication revenues. About.com has granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock to a substantial majority of its guides. The exercise price per share of these options is $25.00 and the options have two year terms. Since the guides are independent contractors, About.com recorded non-cash compensation expense of approximately $3.6 million during the quarter ended March 31, 1999 representing the fair market value of the options at the date of grant.

      To date, About.com has recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. This expense is amortized over the vesting period, typically four years, of the applicable options. About.com currently expects to amortize the following amounts of deferred compensation expense annually:
1999--$1.1 million; 2000--$1.0 million; 2001--$1.0 million; and 2002--$0.9 million. Amortization of deferred compensation expense was $478,000 for the year ended December 31, 1998 and $601,000 for the six months ended June 30, 1999, of which the $10,000 related to deferred compensation expense for the grant of options to operations personnel has been included in cost of revenues.

      In May 1999, the Company changed its corporate name to About.com and launched a national marketing campaign focused on establishing its brand in the marketplace. As a result, sales and marketing expenses grew to $18.3 million in the three months ended June 30, 1999 from $1.1 million in the three months ended June 30, 1998.

      In June 1999, About.com acquired VantageNet, an Internet marketing company which utilizes electronic surveys and/or polling tools for cash and common stock.

Results of Operations

Revenues

      Revenues consist primarily of advertising revenues on About.com. Revenues increased to $3.7 million for the three months ended June 30, 1999 from $396,000 for the three months ended June 30 1998. For the six months ended June 30, 1999 and 1998, revenue increased to $6.1 million from $548,000. This period-to-period growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) our web site traffic and (3) the number of our sales people. About.com anticipates that revenues from advertising will continue to account for substantially all of About.com's revenues for the foreseeable future, and that barter revenues will remain relatively constant as a percentage of About.com's total revenues.

Cost of Revenues

      Cost of revenues increased to $2.9 million for the three months ended June 30, 1999 from $744,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, cost of revenues increased to $8.9 million from $1.3 million. Cost of revenues consists primarily of guide compensation, third party advertising sales organization fees, salaries of operations personnel, site hosting and depreciation costs and barter advertising expenses. The absolute dollar increase in cost of revenues was due to an increase in site hosting costs to support the increase in web site traffic, as well as an increase in equipment costs, depreciation and staff costs required to support the expansion of our site and services. In addition, cost of revenues includes the non-cash compensation expense relating to About.com's granting stock options to the guides at the closing of the initial public offering to purchase 199,500 shares of common stock. This non-cash compensation charge, which was included as a component of cost of revenues in the first quarter of 1999, was based on the value of the options granted to the guides and amounted to $3.6 million.

Operating Expenses

      Sales and Marketing

            Sales and marketing expenses consist primarily of online and offline advertising costs, salaries and commissions of internal sales and marketing personnel, public relations costs, payment to third-party Internet companies to drive user traffic to About.com and other marketing related expenses. Sales and marketing expenses were $18.3 million for the three months ended June 30, 1999 and $1.1 million for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, sales and marketing expenses increased to $23.8 million from $1.4 million. These period-to-period increases were primarily attributable to the launch of our national branding and marketing campaigns. The increase was also attributable to the expansion of About.com's online advertising efforts as well as increased sales and marketing personnel and related expenses. About.com expects that sales and marketing expenses will continue to be significant for the foreseeable future as About.com continues to incur expenditures for marketing, promotion and branding, expands its internal advertising sales force and hires additional marketing personnel.

      General and Administrative

            General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities and legal expenses, and fees for professional services. General and administrative expenses were $1.9 million for the three months ended June 30, 1999 and $633,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, general and administrative expenses increased to $3.3 million from $1.1 million. This period-to-period increase was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, facility-related expenses and costs relating to About.com's operation as a public company. About.com expects that it will incur additional general and administrative expenses as it hires additional personnel and incurs additional costs related to the growth of its business and its operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, About.com anticipates that general and administrative expenses will continue to increase in absolute dollars in future periods.

      Product Development

            Product development expenses include personnel and consulting costs associated with the design, development and testing of About.com and About.com's systems and editorial personnel costs. About.com expenses its product development costs as incurred. Product development expenses were $1.8 million for the three months ended June 30, 1999 and $635,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, product development expenses increased to $2.9 million from $1.2 million. This period-to-period increase was primarily attributable to increased staffing levels to support the growth and development of About.com. About.com believes that timely deployment of new and enhanced features and technology are critical to attaining its strategic objectives. Accordingly, About.com intends to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. About.com expects that product development expenditures will increase in absolute dollars in future periods.

      Non-cash Compensation Expense

            During 1998 and the first quarter of 1999, About.com recorded deferred compensation expense of $4.5 million in the aggregate for the difference between the exercise price and the deemed fair value of stock options granted by About.com to employees, consisting of operational and non-operational personnel, and directors. This amount is being amortized over the vesting periods of the individual stock options, which are typically four years. For the six months ended June 30, 1999, amortization of these non-cash charges for non-operational personnel amounted to $616,000. During the six months ended June 30, 1999, amortization of these non-cash charges for operational personnel was $9,000; which amount is included as a component of cost of revenues.

      Other Income (Expense), Net

            Other income (expense), net includes interest expense related to About.com's debt and capital lease obligations, net of interest income from About.com's cash and cash equivalents. Other income (expense), net was $800,000 for the three months ended June 30, 1999 and $(93,000) for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, other income (expense), net increased to $819,000 from $(571,000). The increase in other income was primarily attributable to the interest income generated by the increase in cash related to About.com's IPO.

      Cumulative Dividends and Accretion of Convertible Preferred Stock

            Cumulative dividends on About.com's convertible preferred stock and accretion of costs associated with the convertible preferred stock issuance amounted to $659,600 and $0 for the six months ended June 30, 1999 and 1998. Up to the date of the IPO, each share of convertible preferred stock was entitled to a cumulative dividend at a rate of $0.135, $0.162 and $0.176 per share per annum for the Series A, B and C convertible preferred stock, respectively. Upon the close of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into an aggregate of 6,139,640 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

            Since its inception, About.com has financed its operations primarily through the private placement of equity securities, the incurrence of indebtedness and more recently, from its initial public offering and concurrent placement. In March 1999, About.com received net proceeds of approximately $81.0 million from its initial public offering and concurrent private placement of shares of About.com's common stock.

            Net cash used in operating activities was $25.5 million for the six months ended June 30, 1999 and $4.3 million for the six months ended June 30, 1998. Net cash used in operating activities for these periods was primarily attributable to About.com's net losses during these periods, adjusted for certain non-cash items, and a higher level of accounts receivable resulting from an increase in About.com's revenues, which was offset by increases in accounts payable, accrued expenses and deferred revenues.

            Net cash used in investing activities was $5.9 million for the six months ended June 30, 1999 and $243,300 for the six months ended June 30, 1998. For the six months ended June 30, 1999, net cash used in investing activities related to $4.8 million of capital expenditures, primarily for the acquisition of equipment, $587,000 related to the acquisition of VantageNet and $488,000 related to the purchase of certain intangible assets. For the six months ended June 30, 1998, all net cash used in investing activities related to capital expenditures.

            Net cash provided by financing activities was $82.3 million for the six months ended June 30, 1999 and $8.8 million for the six months ended June 30, 1998. Net cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of approximately $81.0 million in net proceeds received by About.com in connection with the closing of its initial public offering and concurrent placement in March 1999 and $781,000 of proceeds from a secured credit facility. Net cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of $8.7 million of net proceeds received by About.com from the issuance of loans payable and preferred stock and to a lesser extent, proceeds from a secured credit facility related to equipment financing.

            As of June 30, 1999, About.com had $61.5 million of cash and cash equivalents. About.com's principal commitments consist of obligations outstanding under capital and operating leases and notes payable. Although About.com has no material commitments for capital expenditures, management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. About.com currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of About.com's cash resources. About.com believes that the existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

            About.com's ability to generate significant revenues is uncertain. About.com has incurred substantial costs to create, launch and enhance About.com and to grow its business. At June 30, 1999, About.com had an accumulated deficit of $59.3 million. About.com expects losses from operations and negative cash flow to continue for the foreseeable future as a result of its expansion plans and its expectation that its operating expenses, particularly sales and marketing expenses, will increase significantly in the next several years. Although About.com has experienced revenue growth in recent periods, About.com's revenues may not remain at their current level or increase in the future. If About.com's revenues do not increase substantially, About.com may not achieve profitability, which would have a material adverse effect on About.com's business, results of operations and financial condition. Even if About.com achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

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

            About.com is exposed to the risk that the systems on which it depends to conduct its operations are not Year 2000 compliant.

            State of Readiness. About.com has completed the process of determining the Year 2000 readiness of its information technology systems, which includes the hardware and software necessary to provide and deliver About.com and its non-information technology systems, including telephone systems and other office equipment used internally. About.com's assessment plan consisted of the following steps:

            o evaluating About.com's date dependent code, software and hardware and evaluating external dependencies

            o quality assurance testing of About.com's internally-developed proprietary software and systems incorporated in About.com

            o contacting third-party vendors and licensors of material hardware, software and services that are related to the delivery of About.com

            o contacting vendors of material non-information technology systems used by About.com

            To date, About.com's assessment has determined the following:

            o Internally developed software and systems have been checked for date dependent code, and all material files and systems are Year 2000 compliant.

            o About.com has been informed by vendors of material hardware and software components of its information technology systems that the products used by About.com are currently Year 2000 compliant.

            o About.com's hosting service, Frontier Global Center, has certified that its systems are Year 2000 compliant.

            o Commercial software upon which About.com is dependent is either Year 2000 compliant or will be upgraded to be compliant in the normal course of business through upgrades or installation of software patches.

            o Substantially all hardware used in About.com's network operations and all of the hardware used in its office operations has been certified as Year 2000 compliant by its vendors.

            o About.com's telephone system, fax machines and mail systems have been certified as Year 2000 compliant.

            o About.com's landlords and third-party advertising sales representative and servicing organizations have not yet provided About.com with information regarding their Year 2000 compliance.

            Costs. About.com anticipates that no additional costs will be incurred for its Year 2000 compliance efforts.

            Risks. Although About.com has received compliance information from its material third-party vendors, it has not received compliance information from all of its third-party vendors. In addition, it is possible that About.com's third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. Being required to fix or replace material third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on About.com's business, results of operations and financial condition.

            In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside About.com's control will be Year 2000 compliant. The failure by those entities to be Year 2000 compliant could result in a systemic failure beyond the control of About.com, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent About.com from delivering About.com, decrease the use of the Internet or prevent users from accessing About.com, any of which would have a material adverse effect on About.com's business, results of operations and financial condition.

            Contingency Plan. Based on the results of the Year 2000 assessment, About.com has not developed a contingency plan to address the worst-case scenario that might occur if technologies it is dependent upon actually are not Year 2000 compliant.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF ABOUT.COM WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT.COM'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN ABOUT.COM'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

Because we have only been in business for a short period of time, there is limited information upon which you can evaluate our business.

      We were incorporated in June 1996 and launched our service in April 1997. Accordingly, you can only evaluate our business based on our limited operating history. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially adversely affected.

We have lost money every quarter and every year, and we expect to lose money in the future.

      If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance About.com and to grow our business. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

      A portion of our historical revenues have been derived from barter agreements. In 1998, approximately 10% of our revenues were derived from agreements where we traded advertisements on About.com in exchange for advertisements on other web sites without receiving any cash payments. We expect that these barter revenues will continue to account for approximately 10% of our revenues in the future.

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At June 30, 1999, our accumulated deficit was $59.3 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

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

      You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

o     the demand for advertising on About.com;

o the number of users on, and the frequency of their use of, About.com since our advertising revenues are typically based on user traffic;

o our ability to attract and retain advertisers and electronic commerce partners;

o our ability to meet the minimum numbers of advertisements that we are required to deliver to users by many of our advertising contracts, since our failure to do this would result in our deferring recognition of the related revenues and would reduce our available advertising inventory in subsequent periods;

o     changes in rates paid for advertising on About.com;

o the timing and amount of our costs related to advertising sales and marketing efforts; and

o fees we may pay for distribution or content or other costs we may incur as we expand our operations.

      Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. Given our limited operating history and our difficulties in accurately estimating the user traffic historically experienced on our website, user traffic and page views on our website are difficult to forecast accurately. Consequently, since revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future, our revenues are difficult to forecast accurately. In particular, we intend to expend significant amounts to expand our internal advertising sales force and to build brand awareness of About.com. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our results of operations and financial condition would be materially adversely affected.

Seasonal factors may affect our quarterly operating results.

      Seasonality of our user traffic on About.com and our advertising revenues may cause our total revenues to fluctuate. User traffic on web sites has typically declined during the summer and year-end vacation and holiday periods. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal or other patterns may develop in our business.

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

      Advertisers and electronic commerce marketers may not advertise on About.com or may pay less for advertising on About.com if they do not believe that they can reliably measure the effectiveness of Internet advertising or the demographics of the user viewing their advertisements. We use both internal measurements and measurements provided to us by third parties. If these third parties are unable to continue to provide these services, we would have to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. In addition, we are implementing additional systems designed to record demographic data on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

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

      To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing About.com and introducing new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes.

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

      We make content available on About.com and on the web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement. Other claims may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on About.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. We could also be exposed to liability for third-party content accessed through About.com's links to other websites or posted by users in chat rooms or bulletin boards offered on the GuideSites. Our financial condition could be materially adversely affected if we were found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

The development of our brand is essential to our future success.

      If our brand marketing efforts are unsuccessful, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our brand marketing efforts, provide high-quality services and increase user traffic on About.com. These efforts have required, and will continue to require, significant expenses.

We must increase our internal advertising sales force to support our growth.

      Our business, results of operations and financial condition will be materially adversely affected if we do not develop and maintain an effective internal advertising sales force. On June 30, 1999, our internal advertising sales force had 28 members. We need to continue to increase our internal advertising sales force in the near future to support our growth. Our ability to increase our sales force involves a number of risks and uncertainties, including:

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

      Competition could result in less user traffic to About.com, price reductions for our advertising inventory, reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We face intense competition for users and for advertisers and electronic commerce marketers. We expect this competition to increase because there are no substantial barriers to entry in our market. Competition may also increase as a result of industry consolidation. We may not be able to compete successfully.

      We compete for users, advertisers and electronic commerce marketers with the following:

      o Internet retrieval companies, search engines and other Internet "portal" companies (such as Excite, Lycos and Yahoo!);

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

      Based on our review of publicly available documents, we believe that many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, guides, distribution partners, and advertisers and electronic commerce partners. Our competitors may develop services that are equal or superior to About.com or that achieve greater market acceptance than About.com. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and electronic commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

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

      Our business, results of operations and financial condition could be materially adversely affected if we do not establish and maintain distribution relationships on commercially reasonable terms or if any of our distribution relationships do not result in increased user traffic on About.com. A portion of the users who come to About.com come from third-party web sites with which we have non-exclusive, short-term distribution relationships. Since these web sites may not attract significant numbers of users themselves, About.com may not receive a significant number of additional users from these relationships. Moreover, we may have to pay significant fees to establish additional relationships or maintain existing relationships in the future.

      In the future, we may also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in certain sections or on certain pages of About.com. These exclusivity agreements may limit our ability to enter into other advertising or sponsorship agreements or other strategic relationships. Many companies we may pursue for strategic relationships also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us.

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

The performance of About.com is critical to our business and to our reputation.

      Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of About.com could result in reduced user traffic on About.com and reduced revenue. About.com has in the past experienced slower response times and interruptions in service for a variety of reasons. About.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any interruptions in our service.

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

      Our users and our guides depend on Internet service providers, online service providers and other web site operators for access to About.com. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

      The market for the stocks of Internet-related companies, including ours, has experienced extreme price and volume fluctuations. The market price of our common stock may continue to be volatile. In the past, securities class action litigation has often been instituted against a company following periods of volatility in the market price of About.com's securities. If instituted against us, regardless of the outcome, litigation could result in substantial costs and a diversion of our management's attention and resources and have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Currency Rate Fluctuations. About.com's results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. About.com does not use derivative financial instruments to limit its foreign currency risk exposure.

      Market Risk. About.com's accounts receivables are subject, in the normal course of business, to collection risks. About.com regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, About.com does not anticipate any material losses in this area.

      Interest Rate Risk. About.com's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by About.com.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Changes in Securities:

            NONE

      (b)   Use of Proceeds

      On March 29, 1999, About.com consummated the initial public offering of 3,450,000 shares of its common stock and a concurrent private placement of 107,527 shares of its common stock (collectively, the "Offering"). Net proceeds to About.com from the Offering were approximately $81.0 million.

      During the three months ended June 30, 1999, About.com used approximately $23.5 million of the proceeds from the Offering for general corporate purposes, equipment purchases, marketing expenditures related to the national marketing and branding campaigns, the payment of debt obligations, and cash paid in connection with the acquisition of VantageNet.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

ITEM 5. OTHER INFORMATION

      NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

             2.1 Agreement and Plan of Reorganization, dated June 10, 1999, by and between About.com, Inc., About.com Acquisition Corp., VantageNet, Inc., and certain stockholders of VantageNet, Inc.

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K:

            1) On June 3, 1999, the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, announcing that it had changed its name from MiningCo.com, Inc. to About.com, Inc. effective May 17, 1999 and that on May 20, 1999, the Nasdaq National Market ticker symbol for the registrant's common stock was changed from "MINE" to "BOUT".

ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999                   ABOUT.COM, INC.


                                        By: /s/ Todd B. Sloan
                                            ------------------------------------
                                            Todd B. Sloan
                                            Chief Financial Officer (Principal
                                            Financial Officer)