Form 10-Q
period 1999-09-30
ABOUT COM INC
filed 1999-11-15
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of October 31, 1999, there were 15,348,431 shares of the registrant's common stock outstanding.

                                 ABOUT.COM, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

ITEM 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998 .............................    3

          Unaudited Condensed Consolidated Statements of Operations
          for the three and nine months ended September 30, 1999 and 1998    4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1999 and 1998 .........    5

          Notes to Unaudited Interim Condensed Consolidated
          Financial Statements ..........................................    6

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................   14

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk ....   31

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings .............................................   31

ITEM 2:   Changes in Securities and Use of Proceeds .....................   31

ITEM 3:   Defaults Upon Senior Securities ...............................   31

ITEM 4:   Submission of Matters to a Vote of Security Holders ...........   32

ITEM 5:   Other Information .............................................   32

ITEM 6:   Exhibits and Reports on Form 8-K ..............................   32

ITEM 7:   Signatures ....................................................   32

PART I: FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements:

                                 About.com, Inc.
                      Condensed Consolidated Balance Sheets

                                                                      September 30, 1999   December 31, 1998
                                                                      ------------------   -----------------
                                 Assets                                  (Unaudited)
Current assets:
      Cash and cash equivalents                                          $  47,766,900        $  10,644,300
      Accounts receivable, net                                               5,648,500              917,300
      Prepaid and other current assets                                       1,196,200              100,000
                                                                         -------------        -------------

                  Total current assets                                      54,611,600           11,661,600
                                                                         -------------        -------------

Property and equipment, net                                                  7,682,600            3,302,000
Goodwill, net                                                                2,235,900                   --
Deferred offering costs                                                             --              568,700
Other assets, net                                                            1,027,800              125,400
                                                                         -------------        -------------

                  Total assets                                           $  65,557,900        $  15,657,700
                                                                         =============        =============

           Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable and accrued expenses                              $  12,472,400        $   6,413,200
      Accrued compensation                                                     623,900              181,700
      Guide fees payable                                                       650,500              462,400
      Deferred revenue                                                         447,500                   --
      ESPP deductions withheld                                                 532,100                   --
      Current portion of notes payable                                         398,500              154,000
      Current installments of obligations under capital leases                 183,400              219,000
                                                                         -------------        -------------

                  Total current liabilities                                 15,308,300            7,430,300
                                                                         -------------        -------------

Notes payable, excluding current portion                                       562,300              620,600
Deferred rent                                                                   28,300               47,700
Obligations under capital leases, excluding current installments                26,200              149,400

Redeemable convertible preferred stock                                              --           32,071,700

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized,
        no shares issued and outstanding                                            --                   --
      Common stock, $0.001 par value; 50,000,000 shares authorized,
        12,228,418 and 2,202,558 shares isssued and outstanding at
        September 30, 1999 and December 31, 1998, respectively                  12,300                2,200
      Additional paid-in capital                                           125,207,100            3,231,000
      Deferred compensation                                                 (3,143,000)          (1,238,900)
      Accumulated deficit                                                  (72,443,600)         (26,656,300)
                                                                         -------------        -------------

                  Total stockholders' equity (deficit)                      49,632,800          (24,662,000)
                                                                         -------------        -------------

      Commitments and contingencies                                                 --                   --

                  Total liabilities and stockholders' equity (deficit)   $  65,557,900        $  15,657,700
                                                                         =============        =============

 See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                 Condensed Consolidated Statements of Operations

                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                   1999            1998              1999            1998
                                               ------------    ------------      ------------    ------------
                                               (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
Revenues                                       $  7,884,200    $  1,030,000      $ 13,958,200    $  1,577,700

Cost of revenues                                  4,090,500       1,228,900         9,336,100       2,514,500
Non-cash compensation                                 4,600           3,000         3,625,900          23,000
                                               ------------    ------------      ------------    ------------
    Gross profit (loss)                           3,789,100        (201,900)          996,200        (959,800)
                                               ------------    ------------      ------------    ------------
Operating expenses:
    Sales and marketing                          12,505,900       2,331,600        36,289,700       3,708,900
    General and administrative                    2,430,100         792,700         5,703,700       1,897,100
    Product development                           2,257,800         864,600         5,191,500       2,048,200
    Amortization of goodwill                        206,400              --           240,100              --
    Non-cash compensation                           241,600          94,000           857,200         325,000
                                               ------------    ------------      ------------    ------------

Total operating expenses                         17,641,800       4,082,900        48,282,200       7,979,200
                                               ------------    ------------      ------------    ------------

    Loss from operations                        (13,852,700)     (4,284,800)      (47,286,000)     (8,939,000)
                                               ------------    ------------      ------------    ------------

Other income (expense), net                         680,000         (70,000)        1,498,700        (640,800)
                                               ------------    ------------      ------------    ------------

Net loss                                        (13,172,700)     (4,354,800)      (45,787,300)     (9,579,800)
                                               ------------    ------------      ------------    ------------

Cummulative dividends and accretion                      --        (392,000)         (659,600)       (655,000)
                                               ------------    ------------      ------------    ------------

Net loss attributable to common stockholders   $(13,172,700)   $ (4,746,800)     $(46,446,900)   $(10,234,800)
                                               ============    ============      ============    ============

Net loss per common share - basic
    and diluted                                $      (1.08)   $      (2.69)     $      (5.08)   $      (5.95)
                                               ============    ============      ============    ============


Weighted average shares outstanding              12,205,151       1,786,723         9,139,091       1,721,033
                                               ============    ============      ============    ============

See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                          1999            1998
                                                                                      ------------    ------------
                                                                                     (Unaudited)         (Unaudited)
Cash flows from operating activities:
     Net loss                                                                         $(45,787,300)   $ (9,579,800)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   2,190,700         325,600
         Amortization of debt discount and issuance costs                                       --         236,400
         Non-cash compensation expense                                                   4,483,100         348,000
         Deferred interest on debt                                                              --         393,800
         Other                                                                             (19,400)          1,500
         Changes in operating assets and liabilities, net of effect of acquisition:
            Accounts receivable, net                                                    (4,731,300)       (550,800)
            Other assets                                                                (1,388,200)        (90,300)
            Accounts payable and accrued expenses                                        6,059,200       1,206,600
            Accrued compensation                                                           442,200          41,000
            Guide fees payable                                                             188,100         113,000
            Deferred revenue                                                               447,500         (74,600)
            ESPP deductions withheld                                                       532,100              --
                                                                                      ------------    ------------

                        Net cash used in operating activities                          (37,583,300)     (7,629,600)
                                                                                      ------------    ------------

Cash flows used in investing activities:
     VantageNet acquisition, net                                                          (586,600)             --
     Purchase of intangible assets                                                        (651,600)             --
     Capital expenditures                                                               (6,279,900)       (448,300)
                                                                                      ------------    ------------

                        Net cash used in investing activities                           (7,518,100)       (448,300)
                                                                                      ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock related to initial
       public offering and concurrent placement, net                                    81,049,000              --
     Proceeds from issuance of redeemable preferred stock                                       --       6,854,500
     Proceeds from issuance of loans payable                                                    --       1,800,000
     Proceeds from issuance of common stock in connection with
       the exercise of  options                                                            237,400          69,900
     Proceeds from secured credit facility                                                 781,300         507,700
     Principal payments under secured credit facility                                     (253,600)        (47,000)
     Principal payments under capital leases                                              (158,800)       (169,100)
     Deferred offering/financing costs                                                     568,700              --
                                                                                      ------------    ------------

                        Net cash provided by financing activities                       82,224,000       9,016,000
                                                                                      ------------    ------------

                        Net increase in cash and cash equivalents                       37,122,600         938,100

         Cash and cash equivalents at beginning of period                               10,644,300         303,200
                                                                                      ------------    ------------

         Cash and cash equivalents at end of period                                   $ 47,766,900    $  1,241,300
                                                                                      ============    ============

See accompanying notes to interim condensed consolidated financial statements.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company's unaudited interim financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 include the consolidated accounts of About.com and its wholly-owned subsidiary, VantageNet, Inc., from June 14, 1999 (date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      (b) Unaudited Interim Financial Information

      The accompanying interim unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of About.com at September 30, 1999, and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of About.com's results of operations for any other future interim period or for a full fiscal year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed financial statements be read in conjunction with About.com's audited financial statements and notes thereto for the year ended December 31, 1998 as included in About.com's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in March 1999 and October 1999.

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

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      (e) Revenue and Expense Recognition

            Revenue Recognition

      To date, substantially all of About.com's revenues have been derived from the sale of advertisements on About.com. About.com offers numerous sizes and types of advertising placement, including banner advertisements, button advertisements, text links and sponsorship programs. Advertising revenues are derived principally from short-term advertising contracts in which About.com typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant About.com obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on About.com are recorded as deferred revenue and are recognized as revenue ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, About.com generally guarantees a minimum number of impressions (times that an advertisement appears in pages viewed by the users of About.com) to be delivered over a specified period of time for a fixed fee. To the extent minimum guaranteed impression levels are not met ratably over the contract period, About.com defers recognition of the corresponding pro-rata portion of the revenues relating to such unfulfilled obligations until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions, About.com recognizes revenues in the period in which the advertisement is displayed. About.com's short-term advertising agreements are generally terminable by either party upon relatively short notice. In certain cases, these agreements entitle About.com to a share of revenues generated by sales resulting from direct links from About.com. To date, About.com has recognized minimal revenue from these revenue sharing agreements. About.com's revenue derived from these revenue sharing agreements will be recognized by About.com upon notification from its advertisers and electronic commerce partners of sales attributable to About.com.

      A portion of About.com's revenues are from barter advertisements (agreements whereby About.com trades advertisements on About.com in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on About.com. Barter expense is recognized when About.com's advertisements are run on third-party web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues. Barter advertising revenues and expenses were 10% or less of revenue for all periods presented.

      A portion of About.com's revenues are from production and development fees. Production and development fees represent HTML design services, graphic services, engineering and database development and related services. About.com charges clients for these services on either a fixed price or time and materials basis. Revenue is recognized as these services are performed. These revenues fluctuate based on the number of new programs initiated, types of services and scope and complexity of each program. These revenues accounted for less than 10% of revenue for the nine months ended September 30, 1999.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      At September 30, 1999, accounts receivable included approximately $696,100 of unbilled receivables, $254,600 of which have been subsequently billed. Such unbilled receivables represent the recognized sales value of short term advertising contracts that were earned but not billable to customers at September 30, 1999. The terms of the related advertising contracts typically require billing at the end of 30, 60 or 90 days from the signing of the contract.

      (f) Basic and Diluted Net Loss Per Common Share

      About.com adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, About.com has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the three and nine month periods ended September 30, 1998 which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1998 when About.com exercised its right to call those warrants.

      Diluted net loss per common share for the periods ended September 30, 1999 and 1998, does not include the effect of options to purchase 2,810,123 and 1,055,340 shares of common stock and 65,860 and 736,341 warrants to purchase common stock, respectively.

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

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133", which amends the effective date of FASB 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is not expected to affect About.com as About.com currently does not engage or plan to engage in derivative instruments or hedging activities.

      (3) Property and Equipment

      Property and equipment consists of the following:

                                                                    September 30, 1999  December 31, 1998
                                                                        (Unaudited)
                                                                    ------------------  -----------------
Equipment and computer hardware, including
    assets under capital leases of $664,700                            $  9,731,200        $  4,062,200
Leasehold improvements                                                      367,800              32,400
Furniture and fixtures                                                      303,500              17,800
                                                                       ------------        ------------
                                                                         10,402,500           4,112,400
Less accumulated depreciation and amortization, including
   assets under capital leases of $418,500, and $239,900,
   respectively                                                          (2,719,900)           (810,400)
                                                                       ------------        ------------

Total                                                                  $  7,682,600        $  3,302,000
                                                                       ============        ============

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

      For the nine months ended September 30, 1999 and 1998, no customer accounted for more than 10% of revenue generated by About.com and zero and one customer, respectively, accounted for more than 10% of gross receivables.

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

(6) Lease Line of Credit

      During the first quarter of 1999, About.com entered into a lease line of credit for $781,300 to finance capital equipment. Payments due are $241,600 in 1999, $254,900 in 2000, $271,400 in 2001 and $13,400 in 2002. The effective rate of the credit facility is 16%.

(7) Acquisition

      On June 14, 1999, About.com formed About.com Acquisition Corp. ("AAC"), a Delaware corporation and a wholly-owned susidiary of About.com. AAC was merged with and into VantageNet, Inc., a Minnesota corporation ("VantageNet"), with VantageNet as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Reorganization, dated June 14, 1999, by and among About.com, AAC, VantageNet and certain stockholders thereof. As a result of the merger, VantageNet became a wholly-owned subsidiary of About.com. VantageNet is an Internet marketing company which utilizes electronic surveys and/or polling tools.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

      The following unaudited pro forma consolidated amounts give effect to the acquisition as if it had occurred on January 1, 1998, by consolidating the results of operations of VantageNet with the results of About.com for the three and nine month periods ended September 30, 1999 and 1998.

                                              Three months ended September 30,     Nine months ended September 30,
                                              --------------------------------     -------------------------------
                                                  1999                 1998            1999                 1998
                                              -----------          -----------     -----------          -----------
Total revenues                                 $7,884,200           $1,044,700     $14,016,500           $1,577,700
Net loss attributable to
common stockholders                          ($13,172,700)         ($4,940,300)   ($46,800,800)        ($10,830,300)
Net loss per common share                          ($1.08)              ($2.70)         ($5.10)              ($6.06)
Weighted average shares used in net
loss per common share calculation (1)          12,205,151            1,832,273       9,179,149            1,786,583

(1) The Company computes net loss per share in accordance with provisions of FAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three and nine month periods ended September 30, 1999 and 1998, respectively, plus the common shares issued in connection with the acquisition of VantageNet from January 1, 1998. The common stock issued in connection with the acquisition of VantageNet was 65,550 shares, which was adjusted for the weighted average period such shares were considered to be outstanding during 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

                                 ABOUT.COM, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The unaudited pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(8) Supplemental Cash Flow Information

      The amount of cash paid for interest was $121,800 and $60,800 for the nine months ended September 30, 1999 and 1998, respectively.

      In March 1999, About.com converted all outstanding shares of convertible preferred stock into 6,139,640 shares of common stock and $341,300 of unsecured promissory notes payable was forgiven.

(9) Subsequent Event

      In October 1999, About.com completed an offering of 3,000,000 shares of its Common Stock in a secondary public offering at an offering price of $49.875 per share. Net proceeds to About.com totaled approximately $140.6 million, after underwriting discounts of $8.3 million and offering costs of approximately $0.7 million.

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

OVERVIEW

      For the period from our incorporation on June 27, 1996 through April 1997, our operating activities related primarily to the initial development of About.com, recruitment of employees and guides, and the establishment of our organizational and technical infrastructure. Since the launch of our network in April 1997, revenues and operating expenses have increased as we enhanced our network of guides, expanded our editorial and operating staff, improved About.com's functions and features and promoted About.com to increase brand awareness. As part of our marketing efforts, we have conducted online campaigns and, beginning in June 1998, an offline campaign consisting of a national trade magazine print campaign, and outdoor and radio advertisements in selected cities. In the second quarter of 1999, we conducted a significant offline campaign consisting of a national print and television advertising campaign in connection with the launch of the About.com brand.

      To date, we have derived substantially all of our revenues from the sale of advertisements on About.com. We expect to derive our revenues principally from the sale of advertising on About.com for the foreseeable future. We currently offer advertisers numerous sizes and types of advertising placements, including banner advertisements, button advertisements and text links. We also offer sponsorship programs and other promotional opportunities to build brand awareness and drive user traffic to an advertiser's web site. To date, sales of advertisements on About.com have been generated primarily by our internal advertising sales organization.

      Advertisers on About.com enter into agreements of typically between two months and two years in duration. Pursuant to these agreements, we generally guarantee a minimum number of impressions, or the number of times that an advertisement is delivered to users of About.com, to be delivered over a specified period of time at a fixed rate. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on About.com are recorded as deferred revenues and are recognized as revenues ratably as the advertisements are displayed. To the extent these minimum guaranteed impression levels are not met ratably over the contract period, we defer recognition of the corresponding pro rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. When there is no guarantee that we deliver a minimum number of impressions over a specified period, we recognize revenue in the period in which the impressions are delivered.

      Some agreements with advertisers entitle us to a share of revenues generated by sales of merchandise and services resulting from direct links from About.com. Through September 30, 1999, we had not recognized any material revenues from these revenue sharing agreements. Any revenues we derive from these revenue sharing agreements will be recognized upon notification from our advertisers of sales attributable to About.com.

      Our agreements with our channel partners are typically at least 12 months in duration and generally require our partners to make payments to us for development, placement and advertising payments. We recognize any development fees as the services are provided. We recognize any placement fees ratably over the term of the agreement.

      For all periods presented, 10% or less of our revenues were generated by agreements where we traded advertisements on About.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues. We anticipate that barter revenues will continue to account for less than 10% of our total annual revenues.

      Guide compensation is included as a component of cost of revenues. We currently compensate guides at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenues generated in the About.com network. This revenue is distributed among the guides based on the user traffic on their respective topic-specific sites as a percentage of traffic for the whole network. Guides are also currently entitled to share a percentage of net transaction revenues and net syndication revenues.

      In connection with our initial public offering, we granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock to a substantial majority of our guides. The exercise price per share of these options was $25.00 and the options have two-year terms. Since the guides are independent contractors, we recorded non-cash compensation expense of approximately $3.6 million during the quarter ended March 31, 1999, representing the fair market value of the options at the date of grant. This amount is presented in a separate line item above the gross profit (loss) line.

      Through September 30, 1999, we had recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. We amortize this non-cash expense over the vesting period, typically four years, of the applicable options. Amortization of deferred compensation expense was $478,000 for the year ended December 31, 1998 and $871,000 for the nine months ended September 30, 1999, of which $14,000 is related to deferred compensation expense for the grant of options to operations personnel and has been included in the non-cash compensation expense line item appearing above the gross profit (loss) line. We currently expect to amortize the following amounts of deferred compensation expense annually: 1999-$1.1 million; 2000-$1.0 million; 2001-$1.0 million; and 2002-$0.9 million.

      In June 1999, we acquired VantageNet, Inc. In connection with this acquisition, we recorded goodwill and purchased intangibles of $2.5 million. We are amortizing the goodwill and purchased intangibles related to this acquisition over the expected period of benefit of 3 years.

Results of Operations

Revenues

      Revenues consist primarily of advertising revenues on About.com. Revenues increased to $7.9 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30 1998. For the nine months ended September 30, 1999 and 1998, revenue increased to $14.0 million from $1.6 million. This period-to-period growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) user traffic on About.com and (3) the number of our sales people. We anticipate that revenues from advertising will continue to account for substantially all of our revenues for the foreseeable future.

Cost of Revenues

      Since the launch of About.com in April 1997, cost of revenues has consisted primarily of guide compensation, third party Internet advertising sales organization fees, salaries of operations personnel, site hosting and depreciation costs, barter advertising expenses, and other product costs. Cost of revenues increased to $4.1 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, cost of revenues increased to $9.3 million from $2.5 million. The increase in cost of revenues was due to an increase in guide compensation and site hosting costs to support the increase in web site traffic, as well as an increase in equipment costs, depreciation and staff costs required to support the expansion of our site and services.

Non-Cash Compensation Expense

      For the nine months ended September 30, 1999 and 1998, non-cash compensation expense increased to $3.6 million from $23,000. Non-cash compensation expense included amortization of deferred compensation relating to the grant of options to operations personnel in the amounts of $5,000 for the three months ended September 30, 1999 and $3,000 for the three months ended September 30, 1998. Non-cash compensation expense for the nine months ended September 30, 1999 also included a charge in the amount of $3.6 million relating to our grant of stock options to the guides upon the closing of our initial public offering.

Operating Expenses

      Sales and Marketing

      Sales and marketing expenses consist primarily of online and offline advertising costs, salaries and commissions of internal sales and marketing personnel, public relations costs, payment to third-party Internet companies to drive user traffic to About.com and other marketing related expenses. Sales and marketing expenses were $12.5 million for the three months ended September 30, 1999 and $2.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, sales and marketing expenses increased to $36.3 million from $3.7 million. These period-to-period increases were primarily attributable to the launch of our national branding and marketing campaigns. The increase was also attributable to the expansion of About.com's online advertising efforts as well as increased sales and marketing personnel and related expenses.

      General and Administrative

      General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities and professional services. General and administrative expenses were $2.4 million for the three months ended September 30, 1999 and $793,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, general and administrative expenses increased to $5.7 million from $1.9 million. These period-to-period increases were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, facility-related expenses and costs relating to our operation as a public company. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees.

      Product Development

      Product development expenses include personnel and consulting costs associated with the design, development and testing of About.com and our systems and editorial personnel costs. We expense our product development costs as incurred. Product development expenses were $2.3 million and $865,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, product development expenses increased to $5.7 million from $1.9 million. These period-to-period increases were primarily attributable to increased staffing levels to support our growth and development. We believe that timely deployment of new and enhanced features and technology are critical to attaining our strategic objectives. Accordingly, we intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

      Non-cash Compensation Expense

      For the three months ended September 30, 1999 and 1998, amortization of deferred compensation expense relating to the grant of options to non-operations personnel increased to $242,000 from $94,000, respectively. For the nine months ended September 30, 1999, amortization of deferred compensation expense increased to $857,000 from $325,000 for the nine months ended September 30, 1998.

      Goodwill

      For the three and nine month periods ended September 30, 1999, amortization of goodwill related to our acquisition of VantageNet in June 1999, amounted to $206,000 and $240,000, respectively.

      Other Income (Expense), Net

      Other income (expense), net includes interest expense related to our debt and capital lease obligations, net of interest income from our cash and cash equivalents. Other income (expense), net was $680,000 for the three months ended September 30, 1999 and $(70,000) for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, other income (expense), net increased to $1.5 million from $(641,000). The increase in other income was primarily attributable to the interest income generated by the increase in cash and cash equivalents from our IPO.

      Cumulative Dividends and Accretion of Convertible Preferred Stock

      Cumulative dividends on About.com's convertible preferred stock and accretion of costs associated with the convertible preferred stock issuance amounted to $660,000 and $655,000 for the nine months ended September 30, 1999 and 1998, respectively. Up to the date of the IPO, each share of convertible preferred stock was entitled to a cumulative dividend at a rate of $0.135, $0.162 and $0.176 per share per annum for the Series A, B and C convertible preferred stock, respectively. Upon the close of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into an aggregate of 6,139,640 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, About.com has financed its operations primarily through the private placement of equity securities, the incurrence of indebtedness and more recently, from its public offerings and concurrent placement. In March 1999, About.com received net proceeds of approximately $81.0 million from its initial public offering and concurrent private placement of shares of About.com's common stock. In October 1999, About.com completed a follow-on offering of common stock. Net proceeds to About.com from this offering were approximately $141.3 million.

      Net cash used in operating activities was $37.6 million for the nine months ended September 30, 1999 and $7.6 million for the nine months ended September 30, 1998. Net cash used in operating activities for these periods was primarily attributable to About.com's net losses during these periods, adjusted for certain non-cash items, and a higher level of accounts receivable resulting from an increase in About.com's revenues, which was offset by increases in accounts payable, accrued expenses and deferred revenues.

      Net cash used in investing activities was $7.5 million for the nine months ended September 30, 1999 and $448,300 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, net cash used in investing activities related to $6.3 million of capital expenditures, primarily for the acquisition of equipment, $587,000 related to the acquisition of VantageNet and $652,000 related to the purchase of certain intangible assets. For the nine months ended September 30, 1998, all net cash used in investing activities related to capital expenditures.

      Net cash provided by financing activities was $82.2 million for the nine months ended September 30, 1999 and $9.0 million for the nine months ended September 30, 1998. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of approximately $81.0 million in net proceeds received by About.com in connection with the closing of its initial public offering and concurrent placement in March 1999 and $781,000 of proceeds from a secured credit facility. Net cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of $8.7 million of net proceeds received by About.com from the issuance of loans payable and preferred stock and to a lesser extent, proceeds from a secured credit facility related to equipment financing.

      As of September 30, 1999, About.com had $47.8 million of cash and cash equivalents. About.com's principal commitments consist of obligations outstanding under capital and operating leases and notes payable. Although About.com has no material commitments for capital expenditures, management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. About.com currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of About.com's cash resources. About.com believes that the existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

      About.com's ability to generate significant revenues is uncertain. About.com has incurred substantial costs to create, launch and enhance About.com and to grow its business. At September 30, 1999, About.com had an accumulated deficit of $72.4 million. About.com expects losses from operations and negative cash flow to continue for the foreseeable future as a result of its expansion plans and its expectation that its operating expenses, particularly sales and marketing expenses, will increase significantly in the next several years. Although About.com has experienced revenue growth in recent periods, About.com's revenues may not remain at their current level or increase in the future. If About.com's revenues do not increase substantially, About.com may not achieve profitability, which would have a material adverse effect on About.com's business, results of operations and financial condition. Even if About.com achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

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

      Risks. Although About.com has received compliance information from its material third-party vendors, it has not received compliance information from all of its third-party vendors. In addition, it is possible that About.com's third-party vendors were untruthful or mistaken in certifying that their systems and products are Year 2000 compliant. Being required to fix or replace material third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, damage to our reputation, systems failures and other business interruptions, any of which could have a material adverse effect on About.com's business, results of operations and financial condition.

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

      Contingency Plan. Based on the results of the Year 2000 assessment, About.com has determined that it is not necessary to develope a contingency plan to address the worst-case scenario that might occur if technologies it is dependent upon actually are not Year 2000 compliant.

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

      We were incorporated in June 1996 and launched our network in April 1997. Accordingly, you can only evaluate our business based on our limited operating history. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially adversely affected.

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

      A portion of our historical revenues have been derived from barter agreements. Approximately 10% of our revenues in 1998 and approximately 9% of our revenues in the first nine months of 1999 were derived from agreements where we traded advertisements on About.com in exchange for advertisements on other web sites without receiving any cash payments. We expect that these barter revenues will account for less than 10% of our total annual revenues in the future.

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At September 30, 1999, our accumulated deficit was $72.4 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

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

      o the number of Internet users on, and the frequency of their use of, About.com, since our advertising revenues are typically based on user traffic;

      o our ability to attract and retain advertisers and electronic commerce partners;

      o fees we may pay for distribution or content or other costs we may incur as we expand our operations;

      o our ability to meet the minimum number of advertisements that we are required to deliver to users by many of our advertising contracts, since our failure to do this would result in our deferring recognition of the related revenues and would reduce our available advertising inventory in subsequent periods;

      o     changes in rates paid for advertising on About.com; and

      o the timing and amount of our costs related to advertising sales and marketing efforts.

      Our operating expenses are based in part on our expectations of our future revenues and are relatively fixed in the short term. Given our limited operating history and our difficulties in accurately estimating the user traffic historically experienced on our website, user traffic on our website is difficult to forecast accurately. Consequently, since revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future, our revenues are difficult to forecast accurately. In particular, we intend to continue to expend significant amounts to build and enhance brand awareness of About.com. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our results of operations and financial condition would be materially adversely affected.

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

      Advertisers and electronic commerce marketers may not advertise on About.com or may pay less for advertising on About.com if they do not believe that they can reliably measure the effectiveness of Internet advertising or the demographics of the user viewing their advertisements. We use both internal measurements and measurements provided to us by third parties. If these third parties are unable to continue to provide these services, we would have to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. In addition, we are implementing additional systems designed to record demographic data on our customers. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our customers. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

      To the extent that minimum guaranteed impression levels are not met over the contract period, we defer recognition of the corresponding pro rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. Advertising based on impressions, or the number of times an advertisement is delivered to users, represents substantially all of our current revenues. To the extent that minimum impression levels are not achieved for any reason, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory.

      Our revenues could be adversely affected if we are unable to adapt to other Internet advertising pricing models if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as industry standards. This makes it difficult to project our future advertising rates and revenues.

We may not be able to adapt as Internet technologies and customer demands continue to evolve.

      To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing About.com and introducing new services to address our users' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes.

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

      Competition could result in less user traffic to About.com, price reductions for our advertising inventory, reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We face intense competition for users and for advertisers. We expect this competition to increase because there are no substantial barriers to entry in our market. Competition may also increase as a result of industry consolidation. We may not be able to compete successfully.

      We compete for users and advertisers with the following:

      o     Internet "portal" companies, including Excite, Lycos and Yahoo!;

      o Internet retrieval and directories companies, including AskJeeves and LookSmart;

      o     online content web sites, including C-net, ESPN.com and ZDNet.com;

      o     online community web sites, including iVillage;

      o online personal homepage services, including GeoCities and theglobe.com;

      o publishers and distributors of television, radio and print, including CBS, Disney, NBC and Time Warner;

      o general purpose consumer online services, including America Online and Microsoft Network; and

      o web sites maintained by Internet service providers, including AT&T Worldnet, Earthlink and MindSpring.

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

      We believe that many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, guides, distribution partners and advertisers. Our competitors may develop services that are equal or superior to About.com or that achieve greater market acceptance than About.com.

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

      We have entered into, and may continue to enter into, agreements with advertisers or other third-party web sites that require us to exclusively feature these parties for certain aspects of About.com. These exclusivity agreements may limit our ability to enter into other advertising or sponsorship agreements or other strategic relationships. Many companies we may pursue for strategic relationships also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us.

We may not effectively manage our growth.

      In order to execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems and resources. If we do not manage growth effectively, our business, results of operations and financial condition would be materially adversely affected. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. In addition, we expect that the number of guides will continue to increase as new topic-specific sites are established. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technical, accounting, finance, marketing, sales and editorial organizations.

Regulatory and legal uncertainties could harm our business.

      Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our network, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. There are, and will be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.

We may be liable for the content we make available on the Internet.

      We make content available on About.com and on the web sites of our advertisers and distribution and syndication partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement. Other claims may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on About.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. We could also be exposed to liability for third-party content accessed through About.com's links to other websites or posted by users in chat rooms or bulletin boards offered on our topic-specific sites. Our financial condition could be materially adversely affected if we were found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our services to customers.

If we are unable to successfully integrate future acquisitions into our operation, there could be an adverse effect on our business and results of operations.

      We may acquire complementary businesses, products and technologies in the future. Some of the risks attendant to these acquisitions are:

      o difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;

      o the additional financial resources that may be needed to fund the operations of acquired companies;

      o     the potential disruption of our business;

      o our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

      o the difficulty of maintaining uniform standards, controls, procedures and policies;

      o     the potential loss of key employees of acquired companies;

      o the impairment of relationships with employees and customers as a result of changes in management; and

      o increasing competition with other entities for desirable acquisition targets.

      Any of the above risks could prevent us from realizing significant benefits from our acquisitions. In addition, the issuance of our common stock in acquisitions will dilute our stockholder interests, while the use of cash will deplete our cash reserves. Finally, if we are unable to account for our acquisitions under the "pooling of interests" method of accounting, we may incur significant, one-time write-offs and amortization charges. These write-offs and charges could decrease our future earnings or increase our future losses.

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

      One or more jurisdictions or taxing authorities, including the Internal Revenue Service, may seek to treat the guides as our employees rather than independent contractors. As a result, they may seek to impose taxes, interest or penalties on us. In addition, employees are generally entitled to healthcare and other benefits that are typically unavailable to independent contractors. Since we believe that the guides are independent contractors, we would vigorously oppose any claim to the contrary. However, our efforts to do so might not be successful. We are not able to estimate accurately the quantitative effect that these taxes or employee benefit costs would have on us if the guides were deemed to be employees. Our business, results of operations and financial condition would be materially adversely affected if these claims are made and we do not prevail or if we are required to treat the guides as employees for tax or employee benefit purposes or otherwise.

We depend on our key executives and will need additional personnel to grow our business.

      Our future success depends, in part, on the continued service of our key management personnel, particularly Mr. Scott P. Kurnit, our President and Chief Executive Officer, and Mr. William C. Day, our Chief Operating Officer. Although we are the beneficiary of a key person life insurance policy on Mr. Kurnit's life, the loss of his services, or the services of other key employees, would have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, including advertising sales personnel. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

The performance of About.com is critical to our business and to our reputation.

      Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in responsiveness of About.com could result in reduced user traffic on About.com and reduced revenue. About.com has in the past experienced slower response times and interruptions in service for a variety of reasons. About.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any interruptions to our network.

      In January 1998, we entered into an Internet-hosting agreement with GlobalCenter, Inc. to maintain all of our production servers at GlobalCenter's Manhattan Data Center. This agreement was extended in January 1999 and is terminable by either party upon 90 days' notice. Our operations depend on GlobalCenter's ability to protect its and our systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by GlobalCenter could have a material adverse effect on our business, results of operations and financial condition.

      Our users and our guides depend on Internet service providers, online service providers and other web site operators for access to About.com. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We may be unable to protect our intellectual property and we may be liable for infringing the intellectual property rights of others.

      Third parties may infringe or misappropriate our patents, trademarks or other intellectual property, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with our material employees, guides, consultants and strategic partners, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our intellectual property may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is still evolving.

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

Seasonal factors may affect our quarterly operating results.

      Seasonality of user traffic on About.com and our advertising revenues may cause our total revenues to fluctuate. User traffic on web sites has typically declined during the summer and year-end vacation and holiday periods. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal or other patterns may develop in our business.

We would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.

      The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant would have a material adverse effect on our business, results of operations and financial condition. Although we have received compliance information from our material third-party vendors, we have not received compliance information from all of our third-party vendors. It is also possible that our third-party vendors were mistaken in certifying that their systems are Year 2000 compliant. As a result, we cannot be sure that our internal system, as a whole, is Year 2000 compliant. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by those entities to be Year 2000 compliant could result in a systemic failure beyond our control, as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering About.com, decrease the use of the Internet or prevent customers from accessing About.com, any of which could have a material adverse effect on our business, results of operations and financial condition. Based on the results of our Year 2000 assessment, we have determined that it is not necessary to develop a Year 2000 contingency plan.

We cannot predict our future capital needs and we may not be able to secure additional financing.

      We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, or take advantage of acquisition opportunities, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. We currently anticipate that the net proceeds from our latest offering, together with currently available funds, will be sufficient to meet our anticipated needs through at least 2000.

Future sales of common stock by our existing stockholders could adversely affect our stock price.

      Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities.

Our officers and directors still control us.

      Our executive officers and directors, in the aggregate, beneficially own approximately 28.1% of the common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

Our stock price has been and may continue to be volatile.

      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

      From March 31, 1999 to September 30, 1999, About.com used approximately $37.3 million of the proceeds from the Offering for general corporate purposes, equipment purchases, marketing expenditures related to the national marketing and branding campaigns and the payment of debt obligations, and cash paid in connection with the acquisition of VantageNet.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.     OTHER INFORMATION

            NONE

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            27.1  Financial Data Schedule

ITEM 7.     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999             ABOUT.COM, INC.


                                     By:    /s/ Todd B. Sloan
                                            -----------------------------
                                            Todd B. Sloan
                                            Chief Financial Officer
                                            (Principal Financial Officer)