Form 10-K405
period 1999-12-31
ABOUT COM INC
filed 2000-03-31
CIK 1075314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-25525

                                ABOUT.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                        7373                    13-4034015
   (State of Incorporation)          (Primary Standard          (I.R.S.Employer
                                        Industrial           Identification Number)
                                   Classification Code)

                            ------------------------

                        220 EAST 42ND STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10017
                                 (212) 849-2000
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 15, 2000 was $825,318,673, based on the last reported sale price on the NASDAQ National Market on that date.

    The number of shares outstanding of the registrant's common stock as of February 15, 2000 was 16,562,438.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which is to be filed within 120 days of the end of the fiscal year to which this report relates, are incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ABOUT.COM, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     22

Item 3.   Legal Proceedings...........................................     22

Item 4.   Submissions of Matters to a Vote of Security Holders........     22

PART II

Item 5.   Market for Registrant's Common Equity and Related                23
          Stockholder Matters.........................................

Item 6.   Selected Consolidated Financial Data........................     24

Item 7.   Management's Discussion and Analysis of Financial Condition      26
          and Results of Operations...................................

Item 7A.  Quantitative and Qualitative Disclosures About Market            31
          Risk........................................................

Item 8.   Consolidated Financial Statements and Supplementary Data....     32

Item 9.   Changes in and Disagreements with Accountants on Accounting      65
          and Financial Disclosure....................................

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     66

Item 11.  Executive Compensation......................................     66

Item 12.  Security Ownership of Certain Beneficial Owners and              66
          Management..................................................

Item 13.  Certain Relationships and Related Transactions..............     66

PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form     67
          8-K.........................................................

Signatures............................................................     69

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT ABOUT.COM AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. ABOUT.COM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

    We operate ABOUT.COM, a platform comprised of a network of more than 700 highly-targeted, topic-specific web sites. Our network is differentiated by the high quality and depth of content we provide to users through the efforts of knowledgeable human guides who manage the sites, the volume of sites in our network and the consistency of site structure and design across the network. The sites provide high-quality original articles, moderated forums and chat rooms, newsletters, easy access to related sites, tools, and functionality within the ABOUT.COM network and extensive hand-picked links to web sites outside of ABOUT.COM. We pre-screen, train and monitor our guides to ensure quality and consistency across our network.

    Our network has been one of the fastest growing properties among the top 25 Internet properties ranked by Media Metrix since we launched the About.com brand in May 1999. According to Media Metrix, approximately 13.2 million unique users visited ABOUT.COM in January 2000, making ABOUT.COM the tenth largest Internet property overall.

    We believe that the design of our network provides an attractive advertising and electronic commerce platform for reaching highly concentrated groups of users. Because our network is organized into channels of related sites, we provide advertisers and electronic commerce marketers the ability to access specific audiences through our highly targeted sites or use our channels or network to reach broader audiences.

THE PLATFORM

    We offer users a broad network of over 700 topic-specific sites in order to help users find, learn and share information within and outside of our network. In doing so, we create an environment in which advertisers can direct their messages to targeted audiences ranging from all users of our network to the users of a specific site.

    HIGH-QUALITY, TOPIC-SPECIFIC SITES. Each of our topic-specific sites is overseen by a guide who is knowledgeable about the site's topic. Our experienced editorial staff pre-screens, trains and oversees these guides in order to ensure a quality user experience. As a result of this guide management process, our sites incorporate high-quality original articles, information and relevant hand-picked links to web sites within and outside our network.

    NETWORK BENEFITS. ABOUT.COM is designed to enable users to move rapidly and efficiently throughout our network and to find relevant information on a wide range of topics. To facilitate user navigation, we group our web sites into broad, topical channels. All of our sites and channels are designed and presented in a consistent manner so that users moving through ABOUT.COM can easily find the information they are seeking. By using standard templates and a patented guide-management methodology, we can easily and cost-effectively add new sites to address new topics of interest and to develop event-driven and seasonal web sites.

    ATTRACTIVE ADVERTISING AND ELECTRONIC COMMERCE PLATFORM. We believe our network offers a broad range of advertising and electronic commerce marketing opportunities. By organizing related sites into channels, we provide advertisers and electronic commerce marketers with significant flexibility to select the level of targeting that they want to achieve on ABOUT.COM. Advertisers and electronic commerce marketers can access broad audiences by advertising across our network or reach more targeted audiences by advertising in specific channels or web sites.

PLATFORM STRUCTURE AND DEVELOPMENT

    Our network currently consists of more than 700 topic-specific sites, each of which focuses on a particular topic and is overseen by a knowledgeable and paid guide. For ease of use and for enhanced advertising opportunities, we have grouped our more than 700 topic-specific sites into the following 28 channels.

ARTS/LITERATURE
AUTOS
CITIES/TOWNS
    Alaska/Hawaii
    California
    Midatlantic
    Midwest
    Mountain States
    New England
    Pacific Northwest
    Southeast
    Southwest
COMPUTING/TECHNOLOGY
EDUCATION
ENTERTAINMENT
FINANCE/INVESTING
FOOD/DRINK
GAMES
HEALTH/FITNESS
HOBBIES
HOME/GARDEN
INDUSTRY
INTERNET/ONLINE
JOBS/CAREERS
KIDS
NEWS/ISSUES
PARENTING/FAMILY
PEOPLE/RELATIONSHIPS
      Adult Interest
PETS
REAL ESTATE
SHOPPING
SMALL BUSINESS
SOCIETY/CULTURE
SPORTS
STYLE
TEENS
TRAVEL

    We will continue to enhance the content and services offered at the channel and site levels. Towards this end, we have created a cross-discipline team structure to focus on the needs of particular channels. In those areas where we believe our internal offering can compete successfully on an independent basis, the relevant channel teams will focus their energy on the channel's further development. In other selected areas, we may choose to strengthen our channel offering by combining the benefits of our network with the tools or content of a third party. These relationships can vary from providing content for a particular area of a channel to sponsoring an entire channel. They also enable us to increase the breadth of content on our network without incurring significant development costs. These third-party channel development agreements are typically at least 12 months in duration and require our partners to make payments to us for development, placement and advertising. To date, we have formed partnerships in the following channels:

    - AboutShopping with ShopNow.com;

    - AboutFinance with The Motley Fool;

    - AboutComputing/Technology with CMP Media, Inc.;

    - AboutHealth with OnHealth.com;

    - Auto Channel with Cars.com;

    - Jobs/Careers Channel with HotJobs.com;

    - Real Estate Channel with Move.com; and

    - Kids Channel with SurfMonkey.com.

    We have also entered into partnerships to enhance our service offerings across several of our channels. In the future, we may also expand our channel offerings through the acquisition of complementary businesses and technologies.

DISTRIBUTION AND SYNDICATION PARTNERSHIPS

    We believe that our distribution and syndication partnerships drive traffic to ABOUT.COM. Through these partnerships, we typically provide content to a partner's web site, and users can then link to ABOUT.COM for the full feature or additional information on that topic. The flexibility and breadth of our content enables us to partner with a broad range of Internet companies, including the following:

    - Search engines and Internet directories such as Ask Jeeves, Dogpile, Earthlink, GoTo.com, Mamma, Metacrawler, Netscape Communications and RealNames; and

    - Content web sites such as Embark.com, Pogo.com, Sportsrocket and Weather.com.

    These agreements typically require us to make payments that are either fixed or are based on the amount of user traffic directed from the partner's site to ABOUT.COM. In addition, through our recently established affiliate marketing program, third-party web sites can populate their site with our features and content, and Internet users are linked to ABOUT.COM for additional content. These agreements will require us to make payments that are based on the amount of user traffic directed from the affiliate's site to ABOUT.COM. Through our syndication partnerships, we provide content to a partner's web site for a fee. We intend to continue to pursue distribution and syndication partnerships with leading Internet service providers and popular web sites in the future.

SALES AND MARKETING

    We believe our network provides a highly targeted platform for advertising and electronic commerce over a broad range of consumer and business topics. Sales of advertisements on ABOUT.COM are being generated primarily by our internal advertising sales organization. Our internal advertising sales force maintains close relationships with advertisers by consulting regularly with them on design and placement of their Internet-based advertising, by providing them with advertising measurement analysis and by providing a high level of customer support. As of December 31, 1999, we had an internal advertising sales organization consisting of 39 professionals located in New York, Los Angeles and San Francisco. We intend to increase the size of our internal advertising sales organization.

    Our advertisers typically enter into agreements with terms of between two months and two years, under which they generally receive a guaranteed number of impressions at a fixed rate. In some cases, these agreements entitle us to a share of revenues generated by sales of merchandise or services over a particular threshold resulting from direct links from ABOUT.COM. Advertisers have significant flexibility in determining the placement of their advertisements based on the level of targeting they want to achieve. We offer numerous sizes and types of advertising placement, including banner advertisements, button advertisements and text links. We also offer sponsorship programs and other promotional opportunities to build brand awareness and to drive traffic to the web sites of our advertisers.

    The following is a list of some of the advertisers that have advertised on ABOUT.COM during 1999:

1-800 Flowers
Astra Pharmaceuticals
BellSouth
Big Star Entertainment
BMG Music
Borders.com
Buy.com
Cars.com
Discover
Drugstore.com
e-Bay
eGreetings
First Alliance Corp.
Hewlett Packard
JC Penney
Kforce

Lifeminders.com
Lowestfare.com
Mail.com
Mapquest.com
Martha Stewart.com
Mondera.com
MotherNature.com
MSN Sidewalk
Netscape
Nicorette
Petopia
RealNames
Synergy Brands
Totally Wireless
Travelocity
VR Services

    For several of our advertisers we have developed electronic commerce promotions that integrate original content from ABOUT.COM with traditional commercial advertising. We provide links to these integrated promotional sites by prominently displaying the advertisement within ABOUT.COM. For example, we have developed an online book store for Borders.com that integrates Borders' book offerings with book reviews independently written by ABOUT.COM guides. As part of this promotion, guides can make recommendations for books related to their topic-specific sites that are linked to the Borders online book store. As of December 31, 1999, over 520 guides had created annotated links to Borders book store within their topic-specific sites. We believe these features create a more relevant, engaging purchasing vehicle for users, while enhancing the value of our network as an electronic commerce platform.

BRAND PROMOTION AND MARKETING

    We believe that an aggressive brand promotion campaign will increase usage of ABOUT.COM, as well as attract additional advertisers and electronic commerce partners. We market our service through online advertising and have been advertising in selected cities through traditional offline media, including outdoor and radio advertisements and a national trade magazine campaign. We also utilize public relations, trade shows and ongoing customer communications programs. We intend to expand our marketing and brand promotion initiatives.

GUIDE MANAGEMENT

    As of December 31, 1999, our 704 guides, 466 of whom had been guides for at least one year, were located in over 40 states and 18 countries. Through the topic-specific sites, these independent contractors create annotated Internet directories and original content, and moderate personal interaction tools such as bulletin boards and chat. As of December 31, 1999, the guides were directly supported by a team of 61 of our employees, including 36 editors and guide managers. Editors regularly monitor each topic-specific site to assess the relevance and quality of its features, the management of personal interaction tools and compliance with our policies. Editors also provide weekly newsletters and host chats with guides to better communicate topic-specific site tips, including news, ideas for improving sites and marketing information. Guide Managers oversee the guides' working relationships with our full-time employees and serve as the guides' primary contact for non-content, non-marketing issues.

    APPLICATION AND TRAINING. We recruit our guides through various methods, including searches of the Internet for topic-specific sites run by individuals, user inquiries, referrals by existing guides and Internet-based classified job listings. Guide applications are available on ABOUT.COM and are screened by a team of editors who read and evaluate the applicant's sample feature article and Internet directories, as well as assess the applicant's knowledge of his or her topic. Once an application is accepted, the applicant becomes an associate guide and is placed into a four-week preliminary training class. During this period, the associate guide is taught how to construct and maintain one of our topic-specific sites, how to administer a bulletin board and chat, and how to create features and newsletters. At the same time, we review the associate guide's feature articles and directories for quality of organization, annotation, completeness, direct linking to relevant pages within web sites and writing skills. If the associate guide meets our qualification criteria at the end of this period, his or her web site becomes a live topic-specific site and the associate guide becomes a guide.

    Following successful completion of the training class, each guide is placed in a comprehensive 12-week follow-on training and quality control process. During this period, the editorial staff provides guides with feedback on the strengths and weaknesses of their sites and makes recommendations for further improvements of both quality and consistency. At the end of this 12-week period, the quality of the guide's site is rated. This rating is regularly revisited by the editors and is one of the factors that determines a guide's minimum compensation.

    GUIDE CONTRACTS. Pursuant to the standard guide contract, we are granted an exclusive perpetual license to use guide-developed ABOUT.COM content on the Internet and on any other commercial online service, subject to the guide sharing in any associated revenue. In addition, we also retain the right, on a non-exclusive basis, to use the content in any offline media, subject to the guide sharing in any associated revenue. The guides have agreed to share with us any revenue derived from their use of this content in any offline media. The standard guide contract is terminable by either party upon 15 days' prior written notice.

    GUIDE COMPENSATION. Guides are currently compensated based on the greater of a monthly guarantee or a percentage of net advertising revenues generated by the topic-specific sites on ABOUT.COM, which we distribute among the guides based on the user traffic on each guide's respective topic-specific site. By compensating guides based on the net advertising revenues of topic-specific sites, the guides are provided incentives to help and encourage each other. Guides are also currently entitled to share a percentage of net transaction revenues and net syndication revenues. In addition, we may distribute a discretionary bonus to guides based on outstanding content, exceptional performance and longevity.

OUR PROPRIETARY TEMPLATE

    We have developed a proprietary template for the consistent presentation of each topic-specific site's navigational features, content and personal interaction tools. This template includes:

    - a welcome page that promotes various aspects of a topic-specific site, including the guide's latest featured article;

    - the name, email address and photograph of the guide managing the topic-specific site;

    - an Internet directory that provides annotated links to the guide's selected third-party Internet content, as well as links to other relevant content within the network;

    - an archive of the guide's original content features;

    - a guide-created email newsletter to allow the site's users to stay in touch with developments on the site and the site's particular topic;

    - a guide-moderated bulletin board where users can post questions, opinions or information;

    - a chat room for users that is used for regularly scheduled, guide-hosted chat sessions and unscheduled open chat;

    - a guide-maintained events calendar that lists various activities and events related to the site's specific topic; and

    - a biography page that provides users with a personal profile of each guide.

    Our editors regularly identify noteworthy content features within the topic-specific sites and highlight the content by creating a variety of aggregated areas within ABOUT.COM (e.g., "ABOUT.COM TODAY") and email newsletters. We believe these aggregated content areas and newsletters are effective site promotion and user retention tools.

OPERATING INFRASTRUCTURE

    Our operating infrastructure is designed to provide timely and efficient delivery of the network to customers. Each page on a topic-specific site is generated and delivered by one of our web and applications servers. Our network uses FreeBSD, Solaris and Microsoft Windows NT for operating systems, and Apache and IIS for Internet web server software. Our internal programming efforts are written using a broad spectrum of programming languages.

    The administrative control center is our patented Internet-based site management environment. This center enables our guides to remotely manage their topic-specific sites at any time via a password-protected interface in order to preview and upload content, view usage and feedback reports, and access administrative tools for newsletters, chat, bulletin boards and events calendars.

    In January 1998, we entered into an Internet-hosting agreement with GlobalCenter to maintain all of our production servers at GlobalCenter's Manhattan Data Center. This agreement was extended in January 1999 and is terminable by either party upon 90 days' notice. GlobalCenter provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. GlobalCenter provides the means of connectivity for ABOUT.COM's servers to end-users via the Internet through high capacity transmission wires. These connections link to many different parts of the Internet via a combination of public and private peering agreements. The facility has two independent power supplies, which are battery-powered, as well as two independent diesel generators designed to provide power to these systems within seconds of a power outage. The diesel generators can supply the data center's power for nine days before refueling is required. GlobalCenter does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our operations are dependent on GlobalCenter's ability to protect both its and our systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by GlobalCenter could have a material adverse effect on our business, results of operations and financial condition.

    ABOUT.COM must accommodate a high volume of traffic and has in the past and may in the future experience slower response times and system downtime for a variety of reasons. An increase in volume of users accessing ABOUT.COM could lead to systems failures or slower response times and adversely affect advertising revenues. Users may become dissatisfied by any system failure that interrupts our ability to provide ABOUT.COM to them or results in slower response time. ABOUT.COM could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have low coverage limits and therefore insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our business, results of operations and financial condition could be materially adversely affected by any damage or failure that interrupts or delays our operations.

    All of our production data is copied to backup tapes each night and these backup tapes are rotated to a third-party facility for off-site storage. We keep all of our production servers behind packet-filtered routers and do not allow any outside access to any administrative functions. Strict password management and physical security measures are followed.

    Our users and guides depend on Internet service providers, online service providers and other web site operators for access to ABOUT.COM. Each of these providers and operators has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect our business, results of operations and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    GENERAL. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our network, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

    LIABILITY FOR INFORMATION RETRIEVED FROM ABOUT.COM AND FROM THE
INTERNET. Content may be accessed on ABOUT.COM or on the web sites of our distribution or syndication partners, and this content may be downloaded by users and subsequently transmitted to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. We could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards offered on the topic-specific sites. If any information provided on ABOUT.COM, including information deemed to constitute professional advice such as legal, medical, financial or investment advice, contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information. ABOUT.COM contains approximately 1,000,000 human-filtered annotated links to other web sites. As a result, we may be subject to claims alleging that, by directly or indirectly providing links to other web sites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective web sites.

    The Communications Decency Act of 1996, or CDA, was enacted to prohibit the transmission over the Internet of indecent, obscene or offensive content. While selected parts of the CDA have been deemed unconstitutional, provisions protecting providers of Internet services from claims related to third-party content remain effective. Under the CDA, a provider of Internet services will generally not be treated as a publisher or speaker of any information available on its service provided by a third-party content provider unless the provider of Internet services exerts editorial control over the content or embraces the content as its own. The Digital Millennium Copyright Act of 1998 provides additional safe harbor defenses for Internet service providers under similar conditions and upon compliance with procedural requirements specified in the act. Our activities may prevent us from being able to take advantage of these safe harbor provisions. In particular, while we do not edit the guide-developed content prior to its availability on ABOUT.COM, we do monitor this content to ensure compliance with our policies, which may subject us to claims that we are the publisher of the content available on the topic-specific sites. In addition, since we have exclusive online rights to all guide-developed content on ABOUT.COM, we also aggregate this content for use on ABOUT.COM and for syndication and distribution to third-party web sites and electronic commerce partners. We may be subject to claims that we are the publisher of this aggregated guide-developed content and to the extent that we exercise editorial control over the content available on any site within our network, we increase the risk that we will be found to be the publisher or speaker of that content. While we attempt to reduce our exposure to this potential liability through, among other things, provisions in guide agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

    Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against these claims. Potential liability for information disseminated through ABOUT.COM could lead us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our network to users.

    STATUS OF THE GUIDES AS INDEPENDENT CONTRACTORS. We treat the guides as independent contractors for tax and employee benefit purposes. One or more jurisdictions may deem the guides to be our employees rather than independent contractors and seek to impose taxes, interest and penalties on us. We could have substantial tax and employee benefit liabilities if it were ultimately determined that the guides are our employees. See "Risk Factors--We could incur significant withholding taxes and employee benefits expenses if the guides were deemed to be our employees rather than independent contractors."

    ONLINE CONTENT REGULATIONS. Several federal, state and foreign statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to particular groups of persons. In particular, the Children's Online Privacy Protection Act (COPPA) and the Protection from Sexual Predators Act place restrictions on Internet service providers and content providers to ensure that safeguards are in place to prevent children from accessing adult content. Our network includes links to sites with adult content and we may need to comply with one or more of these acts. In addition, there is pending legislation which seeks to ban Internet gambling and federal and state officials have taken action against businesses that operate Internet gambling activities. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on ABOUT.COM. Legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and electronic commerce medium, which could have a material adverse effect on our business, results of operations and financial condition.

    PRIVACY CONCERNS. The Federal Trade Commission, or FTC, is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to, among other things:

    - give adequate and appropriate notice to users regarding information collection and disclosure practices;

    - provide users with the ability to have personal identifying information deleted from a company's database;

    - provide users with access to their personal information and with the ability to rectify inaccurate information; and

    - clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's web site.

    We are currently implementing a program designed to enhance the protection of personal information collected online from children under 13 years of age, as required by the FTC in COPPA which will go into effect on April 21, 2000. In compliance with COPPA, we will:

    - provide notice to users of our collection, use and disclosure practices;

    - obtain verifiable parental consent for the collection, use or disclosure of personal information collected online from children;

    - provide parents with a description of, and in some cases, the actual information that we have collected online from the child;

    - allow parents to opt out of further use of the information;

    - avoid conditioning participation in an activity on disclosure of unnecessary information; and

    - use reasonable data confidentiality, security and integrity procedures to protect such information.

    These regulations may also include enforcement and redress provisions. While we are implementing programs designed to enhance the protection of the privacy of our users, including children, these programs may not conform with any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. The FTC has also investigated companies' compliance with their stated privacy policies to ensure the accuracy and truthfulness of companies' disclosures in their privacy policies. We may become subject to similar investigations, or the FTC's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would have a material adverse effect on our business, results of operations and financial condition.

    We use cookies to target advertising on our site. Cookies are information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, which are used to track demographic information and to target advertising and may become subject to laws limiting or prohibiting their use. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit the effectiveness of our targeting of advertisements, which could have a material adverse effect on our business, results of operations and financial condition.

    The European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data in the EU. Under the directive, EU citizens are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing of their data and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standard in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, specifically define what standards of privacy are adequate. The United States has been negotiating with the EU to establish safe harbor provisions which would allow the transfer of data to the United States so long as certain specific safeguards are followed. However, such safe harbors have not yet been adopted. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in EU member countries.

    DATABASE PROTECTION. Legislative proposals made by the federal government would afford broader protection to owners of databases of information, such as stock quotes and sports scores. If enacted, owners of databases would have certain protections and rights under copyright law for their databases. This protection already exists in the EU. If enacted, this legislation could result in an increase in the price of services that provide data to web sites and could create potential liability for unauthorized use of these data. Either of these possibilities could have a material adverse effect on our business, results of operations and financial condition.

    INTERNET TAXATION. A number of legislative proposals have been made at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of additional federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from those activities.

    REVENUE SHARING ARRANGEMENTS. We enter into agreements with advertisers under which we may be entitled to receive a share of revenues generated from the purchase of goods and services through direct links from ABOUT.COM. These agreements may expose us to additional legal risks and uncertainties, including potential liabilities to customers of those products and services by virtue of our involvement in providing access to those products or services, even if we do not provide those products or services ourselves. Any indemnification provided to us in our agreements with these parties, if available, may not be adequate.

    DOMAIN NAMES. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. We have registered the domain name "ABOUT.COM." Although we are seeking to register "ABOUT.COM" as a trademark in the United States, we may not successfully obtain the registration and third parties may bring claims for infringement against us for the use of this trademark. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring of the current system.

    JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although transmissions by us over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. Existing laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition. In addition, as our network is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Presently,we are qualified to do business only in California, Georgia, Massachusetts, Minnesota, New York and Utah, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in these jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

    We seek to protect our proprietary rights, but our actions may be inadequate to protect our patents, trademarks or other proprietary rights or to prevent others from claiming violations of their proprietary rights. We have one United States patent, four patent applications on file with the United States Patent and Trademark Office and three international patent applications. We enter into confidentiality agreements with our material employees, guides, consultants and strategic partners, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary information. The steps we have taken may not prevent misappropriation of our proprietary information. Third parties may infringe or misappropriate our proprietary rights, which could have a material adverse affect on our business, results of operations and financial condition. The validity, enforceability and scope of protection of proprietary rights in Internet-related industries is still evolving.

    Furthermore, third parties may assert infringement claims against us. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or our guides. These claims by third parties and any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, any litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention, any of which could materially adversely affect our business, results of operations and financial condition. Any claims from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to those claims unless we enter into agreements with the third parties responsible for those claims, which may be unavailable on commercially reasonable terms.

COMPETITION

    We compete for users, advertisers and electronic commerce marketers with a wide range of companies including the following:

    - Internet "portal" companies, including Excite, Lycos and Yahoo!;

    - Internet search engines and directories, including AskJeeves and LookSmart;

    - online content web sites, including C/net, ESPN.com and ZDNet.com;

    - online personal homepage services, including GeoCities and Tripod;

    - publishers and distributors of television, radio and print, including CBS, Disney, NBC and Time Warner;

    - general purpose consumer online services, including America Online and Microsoft Network; and

    - web sites maintained by Internet service providers, including AT&T WorldNet, EarthLink and MindSpring.

    We believe that our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality of content provided by us and our competitors, the ease of use of services developed either by us or our competitors, the timing and market acceptance of new and enhanced services developed either by us or our competitors, and sales and marketing efforts of us and our competitors.

    We also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or ABOUT.COM to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to advertise on ABOUT.COM.

    Please see "Risk Factors--We may not be able to compete successfully" for a more detailed description of the risks of competition.

EMPLOYEES AND GUIDES

    As of December 31, 1999, we had 300 full-time employees, including 95 in marketing and sales, 72 in content, editorial and guide support, 34 in finance and administration and 99 in product development, operations and technical support. As of December 31, 1999, we had 704 guides and an additional 28 guides in training. None of the guides are employed by us, but rather they are engaged by us as independent contractors. None of our employees are represented by a union. We believe our relationship with our employees and the guides is good.

CORPORATE HISTORY; RECENT ACQUISITIONS

    We were incorporated in New York in June 1996 as General Internet Inc. and we reincorporated in Delaware in December 1998 as MiningCo.com, Inc. In
March 1999, we completed our initial public offering of common stock and concurrent placement, receiving net proceeds of approximately $81 million. We changed our corporate name to About.com, Inc. in May 1999. In October 1999, we received net proceeds of approximately $141 million in connection with our follow-on offering of common stock.

    In June 1999, we acquired VantageNet, which operates freepolls.com and hosts polls, forums, surveys, guestbooks, message boards, horoscopes and other free services for web sites.

    In December 1999, we acquired North Sky, Inc., which operates freeservers.com, provides web site development tools and is a hosting network for thousands of web sites. North Sky markets its privately labeled and co-branded solutions to businesses and organizations that want to offer tools to enhance their web presence and traffic. Through its Domain Name Branding proprietary network architecture, North Sky utilizes a company's name in the URL of web sites and e-mail it offers, providing a complete online community presence.

    In January 2000, we acquired ExpertCentral.com, Inc., which operates a web site that connects Internet users with specific questions to over 6000 rated experts in 18 different information categories covering more than 300 topics.

    In March 2000, we acquired Sombasa Media Inc., an online marketing company empowering e-commerce through its individualized e-mail publications.

    Each of VantageNet, based in St. Paul, Minnesota, North Sky, based in Orem, Utah, ExpertCentral, based in Newton, Massachusetts, and Sombasa Media, based in Boston, Massachusetts operate as independent subsidiaries of our company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

    A portion of our historical revenues have been derived from barter agreements. Approximately 10% of our revenues in 1998 and approximately 7% of our revenues in 1999 were derived from agreements where we traded advertisements on About.com in exchange for advertisements on other web sites without receiving any cash payments. We expect that these barter revenues will account for less than 10% of our total annual revenues in the future.

    Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At December 31, 1999, our accumulated deficit was $81.8 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

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

    You should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. Factors that may affect our quarterly results include:

    - the demand for advertising on About.com;

    - the number of Internet users on, and the frequency of their use of, About.com, since our advertising revenues are typically based on user traffic;

    - our ability to attract and retain advertisers and electronic commerce partners;

    - fees we may pay for distribution or content or other costs we may incur as we expand our operations;

    - our ability to meet the minimum number of advertisements that we are required to deliver to users by many of our advertising contracts, since our failure to do this would result in our deferring recognition of the related revenues and would reduce our available advertising inventory in subsequent periods;

    - changes in rates paid for advertising on About.com; and

    - the timing and amount of our costs related to advertising sales and marketing efforts.

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

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF INTERNET USAGE GROWS.

    Our business would be adversely affected if Internet usage does not grow. Internet usage may be inhibited for any of the following reasons:

    - the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

    - security and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

    - privacy concerns, including those related to the ability of web sites to gather user information without the user's knowledge or consent.

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

    For more information, please see "Business--Competition."

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

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE COMPLETED AND FUTURE ACQUISITIONS INTO OUR OPERATION, THERE COULD BE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

    We have and may continue to acquire complementary businesses, products and technologies in the future. Some of the risks attendant to these acquisitions are:

    - difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;

    - the additional financial resources that may be needed to fund the operations of acquired companies;

    - the potential disruption of our business;

    - our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

    - the difficulty of maintaining uniform standards, controls, procedures and policies;

    - the potential loss of key employees of acquired companies;

    - the impairment of relationships with employees and customers as a result of changes in management; and

    - increasing competition with other entities for desirable acquisition targets.

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

WE DEPEND ON OUR KEY EXECUTIVES AND WILL NEED ADDITIONAL PERSONNEL TO GROW OUR BUSINESS.

    Our future success depends, in part, on the continued service of our key management personnel, particularly Mr. Scott P. Kurnit, our Chief Executive Officer, and Mr. William C. Day, our President and Chief Operating Officer. Although we are the beneficiary of a key person life insurance policy on Mr. Kurnit's life, the loss of his services, or the services of other key employees, would have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our ability to attract, retain and motivate highly skilled employees, including advertising sales personnel. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER US.

    Our executive officers and directors, in the aggregate, beneficially own approximately 20.5% of the common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

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

ITEM 2: PROPERTIES

    We are headquartered at 220 East 42nd Street, New York, New York, where we lease an aggregate of approximately 42,000 square feet of space covering three floors. The leases on these floors expire between 2000 and 2003. We also entered into a six-month lease for approximately 3,000 square feet of commercial space in Westchester, New York.

    On December 31, 1999 we entered into a lease for approximately 169,000 square feet on six floors of the building located at 1440 Broadway, New York, New York for our new corporate headquarters. Initially, the area within the building available to us will be approximately 79,700 square feet, and will increase over the next several years to approximately 169,000 square feet. The term of the lease is for 15 years and provides for an option to extend the term for an additional 5 years. The lease also provides for options to expand our space within the building by up to an additional 3 floors.

    We lease an office of approximately 5,000 square feet at 375 Franklin Road, Marietta, Georgia that expires in February 2000 and provides for an option to expand our space within the building by up to approximately 4,300 square feet. We also lease a sales office of approximately 3,515 square feet located at 120 Montgomery Street, San Francisco, California that expires in July 2002. We lease an office at 1508 North Technology Way, Orem, Utah that expires in July 2004 and covers approximately 6,600 square feet. We lease an office at 85 Wells Avenue, Newton, Massachusetts that expires in November 2002 and is for approximately 11,100 square feet. In addition, we lease a product development office at 360 North Robert Street, St. Paul, Minnesota that expires in 2002 and covers approximately 1,730 square feet. We also lease an office of approximately
4200 square feet located at 320 Congress Street, Boston, Massachusetts that expires in December 2000.

ITEM 3: LEGAL PROCEEDINGS

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    Since May 20, 1999, our common stock has been traded on the Nasdaq National Market under the symbol "BOUT." From March 24, 1999 until May 19, 1999, our common stock was traded on the Nasdaq National Market under the symbol "MINE." The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by the Nasdaq National
Market:

                                                                     PRICE RANGE OF
                                                                      COMMON STOCK
                                                              -----------------------------
                                                                  HIGH             LOW
                                                              -------------   -------------
Year Ended December 31, 1999:
First Quarter (from March 24, 1999).........................  $89 1/2         $46 7/16
Second Quarter..............................................  100              23
Third Quarter...............................................   58 3/4          19 1/2
Fourth Quarter..............................................   94 3/4          40 1/2

                                    HOLDERS

    On March 28, 2000, the reported last sale price for our common stock on the Nasdaq National Market was $89 7/8 per share. As of February 15, 2000, there were 152 holders of record of our common stock. In addition, there were approximately 6,800 beneficial owners of our common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

                    RECENT SALES OF UNREGISTERED SECURITIES

    On December 14, 1999, we issued an aggregate of 501,585 shares of common stock in exchange for all of the outstanding capital stock of North Sky, Inc.

    On January 27, 2000, we issued an aggregate of 496,651 shares of our common stock in exchange for all of the oustanding capital stock of ExpertCentral.com, Inc.

    On March 27, 2000, we issued 406,673 shares of common stock in exchange for all of the outstanding capital stock of Sombasa Media Inc.

                            USE OF PROCEEDS FROM IPO

    On March 29, 1999, we consummated the initial public offering of 3,450,000 shares of our common stock and a concurrent private placement of 107,527 shares of our common stock (collectively, the "Initial Public Offering"). Net proceeds from the Initial Public Offering were approximately $81.0 million.

    From March 31, 1999 to December 31, 1999, we used approximately $55 million of the proceeds from the Initial Public Offering for general corporate purposes, capital expenditures, marketing expenditures related to marketing and branding campaigns, the payment of debt obligations and cash paid in connection with the acquisition of VantageNet.

    On November 3, 1999 and November 17, 1999, we consummated the follow-on offering of 3,110,000 shares of our common stock (the "Follow-on Offering"). Net proceeds from the Follow-on Offering were approximately $145.7 million.

                                DIVIDEND POLICY

    We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to About.com's consolidated statement of operations for each of the years ended December 31, 1999, 1998 and 1997 and with respect to About.com's consolidated balance sheet as of December 31, 1999 and 1998 have been derived from the audited consolidated financial statements that are included elsewhere herein. The selected consolidated financial data set forth with respect to About.com's statement of operations for the period ended December 31, 1996 and with respect to About.com's balance sheet as of December 31, 1997 and 1996 are derived from the audited financial statements of About.com which are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                                                        PERIOD FROM
                                                                                          JUNE 27,
                                                                                            1996
                                                         YEAR ENDED DECEMBER 31,       (INCEPTION) TO
                                                      ------------------------------    DECEMBER 31,
                                                        1999       1998       1997          1996
                                                      --------   --------   --------   --------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenues............................................  $ 26,962   $  3,722   $   391       $    --
Gross profit (loss).................................     9,351       (494)   (1,540)          (91)
Total operating expenses............................    67,821     14,398     6,801         2,290
Loss from operations................................   (58,471)   (14,892)   (8,341)       (2,381)
Net loss............................................   (55,096)   (15,578)   (8,640)       (2,438)
Net loss attributable to common stockholders........   (55,756)   (16,808)   (8,640)       (2,438)
Basic and diluted net loss per common share.........     (5.30)     (9.71)    (4.94)        (1.20)
Weighted average shares outstanding used in basic
  and diluted net loss per common share
  calculation.......................................    10,519      1,732     1,749         2,035

                                                                     AS OF DECEMBER 31,
                                                          -----------------------------------------
                                                            1999       1998       1997       1996
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments....  $161,714   $10,644    $   303     $1,647
Long-term investments...................................    14,200        --         --         --
Working capital.........................................   157,940     4,231     (3,098)     1,195
Total assets............................................   242,081    15,658      1,357      2,039
Convertible notes payable...............................        --        --      4,851         --
Notes payable, excluding current portion................       695       621      3,630      3,972
Convertible preferred stock.............................        --    32,072         --         --
Total stockholders' (deficit) equity....................   225,160   (24,662)   (10,944)    (2,425)

                        QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                THREE MONTHS ENDED
                         ----------------------------------------------------------------
                         MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                           1998        1998          1998            1998         1999
                         ---------   ---------   -------------   ------------   ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............  $     152   $     396     $   1,030       $   2,144    $   2,367

Gross profit (loss)....       (411)       (347)         (202)            466       (3,572)

Total operating
  expenses.............      1,536       2,359         4,084           6,419        8,368

Loss from operations...     (1,947)     (2,706)       (4,286)         (5,953)     (11,940)

Net loss...............     (2,425)     (2,799)       (4,356)         (5,998)     (11,922)

Net loss attributable
  to common
  stockholders.........     (2,425)     (3,062)       (4,748)         (6,573)     (12,582)

Basic and diluted net
  loss per common
  share................      (1.43)      (1.65)        (2.69)          (3.79)       (4.07)

Weighted average shares
  outstanding used in
  basic and diluted net
  loss per common share
  calculation..........      1,696       1,700         1,767           1,173        3,095

                                    THREE MONTHS ENDED
                         -----------------------------------------
                          JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                            1999          1999            1999
                         ----------   -------------   ------------
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............  $    3,707     $    7,884     $   13,004
Gross profit (loss)....         779          3,789          8,355
Total operating
  expenses.............      22,272         17,642         19,539
Loss from operations...     (21,493)       (13,853)       (11,184)
Net loss...............     (20,693)       (13,173)        (9,308)
Net loss attributable
  to common
  stockholders.........     (20,693)       (13,173)        (9,308)
Basic and diluted net
  loss per common
  share................       (1.71)         (1.08)         (0.63)
Weighted average shares
  outstanding used in
  basic and diluted net
  loss per common share
  calculation..........      12,083         12,205         14,673

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ABOUT.COM TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO SUCH STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT ABOUT.COM AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

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

    Some agreements with advertisers entitle us to a share of revenues generated by sales of merchandise and services over a particular threshold resulting from direct links from ABOUT.COM. Through December 31, 1999, we had not recognized any material revenues from these revenue sharing agreements. Any revenues we derive from these revenue sharing agreements will be recognized upon notification from our advertisers of sales attributable to ABOUT.COM.

    Our agreements with our channel partners are typically at least 12 months in duration and generally require our partners to make payments to us for development, placement and advertising payments. We recognize any development fees and placement fees ratably over the term of the agreement.

    Approximately 7% of our revenues during the year ended December 31, 1999 and approximately 10% of our revenues for the year ended December 31, 1998 were generated by agreements where we traded advertisements on ABOUT.COM in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues. We anticipate that barter revenues will continue to account for less than 10% of our total annual revenues.

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

    Through December 31, 1999, we had recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. We amortize this non-cash expense over the vesting period, typically four years, of the applicable options. Amortization of deferred compensation expense was $1.1 million and $478,000 for the years ended December 31, 1999 and 1998, respectively, of which $19,000 and $27,000 related to deferred compensation expense for the grant of options to operations personnel and has been included in the non-cash compensation expense line item appearing above the gross profit (loss) line. We currently expect to amortize the following amounts of deferred compensation expense annually:
2000--$0.6 million; 2001--$0.6 million; and 2002--$0.6 million. Such amount is net of certain options which were forfeited in January 2000 and resulted in a $1.1 million reduction in deferred compensation.

    In June 1999, we acquired VantageNet, Inc. In connection with this acquisition, we recorded goodwill and purchased intangibles of $2.5 million. We are amortizing the goodwill and purchased intangibles related to this acquisition over the expected period of benefit of 3 years.

    In December 1999, we acquired North Sky, Inc. In connection with this acquisition, we recorded goodwill and purchased intangibles of $37.7 million. We are amortizing the goodwill and purchased intangibles related to this acquisition over the expected period of benefit of 3 years.

RESULTS OF OPERATIONS

    REVENUES. Revenues grew to approximately $27.0 million in 1999 from $3.7 million for the year ended December 31, 1998 and $391,000 for the year ended 1997. Barter revenue included in these amounts was $1.9 million, $366,000 and $73,000, respectively. This growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) user traffic on ABOUT.COM and (3) the number of our sales people. During the year ended December 31, 1998, we derived 12%, or $450,000, of our revenues from an advertising arrangement with Citibank, which ended on December 31, 1998.

    COST OF REVENUES. Cost of revenues consists primarily of guide compensation, site hosting and depreciation costs incurred in connection with developing our service, staff costs and related expenses of operations personnel and barter advertising expenses. Cost of revenues were $14.0 million, $4.2 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. This period-to-period growth in cost of revenues was primarily attributable to an increase in the fees paid to guides, which increased by $2.7 million from 1998 to 1999 and an additional $1.0 million from 1997 to 1998, and in site hosting and operations costs, which increased by $5.1 million from 1998 to 1999 and an additional $0.6 million from 1997 to 1998, which was due to growth in user traffic on ABOUT.COM combined with increased staff costs necessary to support the expansion of our service.

    NON-CASH COMPENSATION EXPENSE. For the years ended December 31, 1999 and 1998, amortization of deferred compensation expense relating to stock options granted to operations personnel was $19,000 (excluding $3.6 million related to guides) and $27,000, respectively. There were no non-cash compensation expenses for the year ended December 31, 1997.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, sales commissions, advertising, public relations and research. Sales and marketing expenses were $48.6 million for the year ended December 31, 1999, $7.9 million for the year ended December 31, 1998, and $1.8 million for the year ended December 31, 1997. This period-to-period increase in sales and marketing expenses was primarily attributable to the increased offline marketing and the expansion of online advertising efforts, as well as increased sales and marketing personnel and related expenses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees, bad debt expense and other general corporate expenses. General and administrative expenses were $8.8 million, $2.9 million, and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, increased general corporate expenses and facility-related expenses necessary to support the growth in our operations.

    PRODUCT DEVELOPMENT. Product development expenses include staff and related costs associated with the design, development and testing of ABOUT.COM and our systems and editorial personnel costs. Product development expenses were $8.4 million, $3.1 million and $3.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. We launched our site in April 1997. Product development expenses remained relatively constant from 1997 to 1998 due to nonrecurring consulting fees associated with the pre-launch development of ABOUT.COM incurred during the first six months of 1997, offset by an increase in staffing levels in 1998. From 1998 to 1999 the increase in product development expense was primarily staff and related expenses needed to support the growth and development of ABOUT.COM.

    NON-CASH COMPENSATION EXPENSE. For the years 1999 and 1998, amortization of deferred compensation relating to stock options granted to non-operations personnel amounted to $1.1 million and $451,000, respectively.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net was $3.4 million, $(686,000) and $(299,000) for the years ended December 31, 1999, 1998 and 1997.
The change from 1998 to 1999 was related to increased interest income as a result of our initial public offering and follow-on offering. The change from 1997 to 1998 was primarily attributable to interest accrued on outstanding debt obligations and amortization of debt discount. During 1997, we provided consulting services to Citibank for an aggregate amount of $450,000. Pursuant to our agreement with Citibank, we agreed to provide strategic assistance in creating, supporting and managing customized web sites around which communities on specific areas of interest for the financial institution's customers would be created. The term of the agreement was from June 20, 1997 through December 15, 1997. Fees generated by these services, net of expenses, were recorded as other income, net, of which $350,000 was recorded for the year ended December 31, 1997. We did not provide consulting services during 1998 and do not anticipate providing consulting services in the future.

    CUMULATIVE DIVIDENDS AND ACCRETION OF CONVERTIBLE PREFERRED
STOCK. Cumulative dividends and accretion on our convertible preferred stock amounted to $659,600 and $1.2 million for the years ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the private placement of equity securities, the incurrence of indebtedness and the sale of common stock in our public offerings. In March 1999, we received net proceeds of approximately $81.0 million from our initial public offering and a concurrent private placement of shares of our common stock. In October 1999, we received net proceeds of approximately $140.6 million from a follow-on offering. In November 1999, the underwriters purchased shares to cover over-allotments. Net proceeds from this purchase were approximately $5.1 million.

    To date, we have experienced negative cash flows from operating activities. Net cash used in operating activities was $53.9 million, $9.8 million and $6.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in operating activities resulted primarily from our net losses during these periods, adjusted for certain non-cash items, and a higher level of accounts receivable resulting from an increase in our revenues, which was partially offset by increases in accounts payable, accrued expenses and deferred revenue.

    Net cash used in investing activities was $111.2 million, $2.9 million and $148,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Prior to 1999, all net cash used in investing activities related to capital expenditures, primarily for the acquisition of equipment. For the year ended December 31, 1999, net cash used in investing activities consisted primarily of $101.1 million related to investment in marketable securities with proceeds from common stock, $8.5 million of capital expenditures, primarily for the acquisition of equipment, $587,000 related to the acquisition of VantageNet, $800,000 related to the purchase of certain intangible assets, and $183,000 related to the acquisition of North Sky.

    Net cash provided by financing activities was $229.2 million, $23.1 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities in 1997 was primarily attributable to net proceeds received by us from the issuance of loans payable. Net cash provided by financing activities in 1998 was primarily attributable to net proceeds from the issuances of loans payable and preferred stock and the exercise of warrants by investors in December 1998, and, to a lesser extent, borrowings under a secured credit facility related to equipment financing. At December 31, 1998, there was no additional availability under this credit facility and the balance outstanding was $438,000, of which $154,000 is due in 1999, $157,000 in 2000 and $126,500 in 2001. For the year ended December 31,
1999, net cash provided by financing activities consisted primarily of approximately $81.0 million in net proceeds received by us in connection with the closing of our initial public offering and concurrent placement in March 1999 and approximately $146.0 million of net proceeds related to the closing of our follow-on offering.

    As of December 31, 1999, we had $175.9 million of cash and cash equivalents, short-term and long-term investments. Our principal capital commitments consisted of obligations outstanding under capital and operating leases and a secured credit facility. We have spent approximately $11.9 million on capital expenditures since inception, excluding capital lease agreements. Although we have no material commitments for capital expenditures, we anticipate that we will increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

    Our ability to generate significant revenues is uncertain. We have incurred substantial costs to create, launch and enhance ABOUT.COM and to grow our business. We incurred net losses of $55.1 million, $15.6 million and $8.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, we had an accumulated deficit of $81.8 million. We expect losses from operations and negative cash flow to continue for the foreseeable future as a result of our expansion plans and our continuing significant increases in operating expenses in the next several years. Although we have experienced revenue growth in recent periods, our revenues may not remain at their current level or increase in the future. If our revenues do not increase substantially, we may not achieve profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

    We currently believe that the net proceeds of our prior offerings, together with our existing cash and cash equivalents short-term and long-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance our network, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

YEAR 2000 COMPLIANCE

    To date, our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 bug. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

NEW ACCOUNTING PRONOUNCEMENTS

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Consolidated Financial Statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CURRENCY RATE FLUCTUATIONS. Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

    MARKET RISK. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

    INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in its investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in their interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ABOUT.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     33
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     34
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     35
Consolidated Statements of Stockholders' (Deficit) Equity
  for the years ended
  December 31, 1999, 1998 and 1997..........................     36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     38
Notes to Consolidated Financial Statements..................     40
Financial Statement Schedule--Valuation and Qualifying
  Accounts..................................................     64

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
About.com, Inc.:

    We have audited the accompanying consolidated balance sheets of About.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended
December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of About.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

New York, New York
January 24, 2000

                                ABOUT.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 74,779,900   $ 10,644,300
  Short-term investments....................................    86,937,300             --
  Accounts receivable, less allowance for doubtful accounts
    of $780,000 and $146,000, respectively..................    11,066,900        917,300
  Prepaid and other current assets..........................     1,353,900        100,000
                                                              ------------   ------------
    Total current assets....................................   174,138,000     11,661,600
                                                              ------------   ------------
Property and equipment, net.................................     9,401,200      3,302,000
Goodwill and other intangibles, net.........................    39,183,500             --
Long-term investments.......................................    14,196,600             --
Other assets, net...........................................     5,162,100        694,100
                                                              ------------   ------------
    Total assets............................................  $242,081,400   $ 15,657,700
                                                              ============   ============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 13,420,800   $  6,594,900
  Guide fees payable........................................     1,186,900        462,400
  Deferred revenue..........................................     1,018,700             --
  Current portion of notes payable..........................       411,900        154,000
  Current installments of obligations under capital
    leases..................................................       157,000        219,000
                                                              ------------   ------------
    Total current liabilities...............................    16,195,300      7,430,300
                                                              ------------   ------------
Notes payable, excluding current portion....................       695,100        620,600
Deferred rent...............................................        21,300         47,700
Obligations under capital leases, excluding current
  installments..............................................        10,100        149,400
Redeemable convertible preferred stock, $0.001 par value:
  Series A--3,346,715 shares authorized, issued and
    outstanding at December 31, 1998; liquidation
    preference of $1.50 per share plus unpaid dividends of
    9% per annum ($5,325,700 in the aggregate at December
    31, 1998)...............................................            --      5,259,700
  Series B--6,597,596 shares authorized, issued and
    outstanding at December 31, 1998; liquidation
    preference of $1.80 per share plus unpaid dividends of
    9% per annum ($12,602,100 in the aggregate at December
    31, 1998)...............................................            --     12,448,300
  Series C--8,717,949 shares authorized, 7,301,811 shares
    issued and outstanding at December 31, 1998; liquidation
    preference of $1.95 per share plus unpaid dividends of
    9% per anum ($14,403,100 in the aggregate at
    December 31, 1998)......................................            --     14,363,700

Stockholders' (deficit) equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding............            --             --
  Common stock, $0.001 par value; 50,000,000 shares
    authorized, 16,175,367 and 2,202,558 shares isssued and
    outstanding.............................................        16,200          2,200
  Additional paid-in capital................................   309,754,800      3,231,000
  Deferred compensation.....................................    (2,859,100)    (1,238,900)
  Accumulated deficit.......................................   (81,752,300)   (26,656,300)
                                                              ------------   ------------
    Total stockholders' (deficit) equity....................   225,159,600    (24,662,000)
                                                              ------------   ------------
  Commitments and contingencies.............................            --             --

    Total liabilities and stockholders' (deficit) equity....  $242,081,400   $ 15,657,700
                                                              ============   ============

See accompanying notes to consolidated financial statements.

                                ABOUT.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       ------------   ------------   -----------
Revenues.............................................  $ 26,962,400   $  3,721,600   $   390,600
Cost of revenues.....................................    13,981,100      4,188,300     1,931,000
Non-cash compensation................................     3,630,600         27,000            --
                                                       ------------   ------------   -----------
        Gross profit (loss)..........................     9,350,700       (493,700)   (1,540,400)
                                                       ------------   ------------   -----------
Operating expenses:
  Sales and marketing................................    48,596,500      7,889,700     1,761,100
  General and administrative.........................     8,772,200      2,943,900     1,993,800
  Product development................................     8,386,200      3,113,500     3,045,900
  Amortization of goodwill and other intangibles.....       967,400             --            --
  Non-cash compensation..............................     1,099,000        451,000            --
                                                       ------------   ------------   -----------
        Total operating expenses.....................    67,821,300     14,398,100     6,800,800
                                                       ------------   ------------   -----------
        Loss from operations.........................   (58,470,600)   (14,891,800)   (8,341,200)
                                                       ------------   ------------   -----------
Other income (expense):
  Other income, net..................................        94,900             --       349,800
  Interest income....................................     3,443,700         49,700         8,800
  Interest expense...................................      (164,000)      (735,700)     (657,800)
                                                       ------------   ------------   -----------
    Other income (expense), net......................     3,374,600       (686,000)     (299,200)
                                                       ------------   ------------   -----------
Net loss.............................................   (55,096,000)   (15,577,800)   (8,640,400)
                                                       ------------   ------------   -----------
Cumulative dividends and accretion of convertible
  preferred stock to liquidation value...............      (659,600)    (1,230,500)           --
                                                       ------------   ------------   -----------
Net loss attributable to common stockholders.........  $(55,755,600)  $(16,808,300)  $(8,640,400)
                                                       ============   ============   ===========
Basic and diluted net loss per common share..........  $      (5.30)  $      (9.71)  $     (4.94)
                                                       ============   ============   ===========
Weighted average shares outstanding used in basic and
  diluted net loss per common share calculation......    10,518,713      1,731,598     1,748,850
                                                       ============   ============   ===========

See accompanying notes to consolidated financial statements.

                                ABOUT.COM, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                                            COMMON STOCK       ADDITIONAL                                      TOTAL
                                        --------------------    PAID-IN       DEFERRED     ACCUMULATED     STOCKHOLDERS'
                                         SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT      EQUITY (DEFICIT)
                                        ---------   --------   ----------   ------------   ------------   ----------------
Balance as of December 31, 1996.......  1,816,255    $1,800    $  11,500     $       --    $(2,438,100)     $(2,424,800)

Cancellation of common stock..........   (367,802)     (300)         300             --             --               --

Issuance of warrants in connection
  with debt transacitons..............         --        --      104,000             --             --          104,000

Exercise of stock options.............     26,886        --       13,600             --             --           13,600

Issuance of stock options in lieu of
  services............................         --        --        3,300             --             --            3,300

Net loss for the year ended December
  31, 1997............................         --        --           --             --     (8,640,400)      (8,640,400)
                                        ---------    ------    ----------    ----------    -----------      -----------

Balance as of December 31, 1997.......  1,475,339     1,500      132,700             --    (11,078,500)     (10,944,300)

Issuance of warrants in connection
  with debt transactions..............         --        --      216,000             --             --          216,000

Deferred compensation related to stock
  options granted.....................         --        --    1,716,900     (1,716,900)            --               --

Amortization of deferred
  compensation........................         --        --           --        478,000             --          478,000

Exercise of stock options.............     87,583       100       77,100             --             --           77,200

Issuance of common stock in connection
  with the exercise of warrants.......    639,636       600    2,255,800             --             --        2,256,400

Issuance of stock options and warrants
  in lieu of services rendered........         --        --       63,000             --             --           63,000

Cumulative dividends on convertible
  preferred stock.....................         --        --    (1,196,800)           --             --       (1,196,800)

Accretion of convertible preferred
  stock to liquidation value..........         --        --      (33,700)            --             --          (33,700)

Net loss for the year ended December
  31, 1998............................         --        --           --             --    (15,577,800)     (15,577,800)
                                        ---------    ------    ----------    ----------    -----------      -----------

Balance as of December 31,1998........  2,202,558     2,200    3,231,000     (1,238,900)   (26,656,300)     (24,662,000)

                                ABOUT.COM, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                                  (CONTINUED)

                                      COMMON STOCK          ADDITIONAL                                        TOTAL
                                ------------------------     PAID-IN        DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                  SHARES       AMOUNT        CAPITAL      COMPENSATION      DEFICIT      EQUITY (DEFICIT)
                                ----------   -----------   ------------   -------------   ------------   ----------------
Cumulative dividends on
 convertible preferred
 stock........................          --            --       (646,100)            --             --          (646,100)
Accretion of convertible
 preferred stock to
 liquidation value............          --            --        (13,500)            --             --           (13,500)
Issuance of common stock in
 private placement............     107,527           100      2,499,900             --             --         2,500,000
Conversion of preferred stock
 in connection with
 About.com's IPO..............   6,139,640         6,100     32,725,200             --             --        32,731,300
Forgiveness and cancellation
 of interest on Series A Notes
 in connection with
 About.coms' IPO..............          --            --        341,300                                         341,300
Issuance of common stock in
 initial public offering,
 net..........................   3,450,000         3,500     78,545,500             --             --        78,549,000
Compensation expense related
 to guide option grant........          --            --      3,612,000             --             --         3,612,000
Issuance of common stock in
 connection with VantageNet
 acquisition..................      65,550           100      1,899,200             --             --         1,899,300
Exercise of stock options and
 warrants.....................     571,995           600      1,042,400             --             --         1,043,000
Deferred compensation related
 to stock options granted.....          --            --      2,775,500     (2,775,500)            --                --
Amortization of deferred
 compensation.................          --            --             --      1,119,500             --         1,119,500
Issuance of common stock in
 connection with Employee
 Stock Purchase Plan..........      26,512            --        563,400                                         563,400
Issuance of common stock in
 connection with follow-on
 offering, net................   3,110,000         3,100    145,693,300                                     145,696,400
Issuance of common stock in
 connection with North Sky
 acquisition..................     501,585           500     37,521,500             --             --        37,522,000
Deferred compensation related
 to terminated employees......                                  (35,800)        35,800                               --
Net loss for the year ended
 December 31, 1999............          --            --             --             --    (55,096,000)      (55,096,000)
                                ----------   -----------   ------------    -----------    ------------     ------------
Balance as of December
 31,1999......................  16,175,367   $    16,200   $309,754,800    $(2,859,100)   $(81,752,300)    $225,159,600
                                ==========   ===========   ============    ===========    ============     ============

See accompanying notes to consolidated financial statements.

                                ABOUT.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999            1998          1997
                                                              -------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (55,096,000)  $(15,577,800)  $(8,640,400)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      3,858,400        567,600       213,400
    Amortization of debt discount and issuance costs........             --        236,400        89,800
    Non-cash compensation expense...........................      4,729,600        478,000            --
    Stock options and warrants issued in lieu of services
      rendered..............................................             --         63,000         3,300
    Deferred interest on debt...............................             --        401,700       558,300
    Other...................................................        (26,400)        (1,900)       10,500
    Changes in operating assets and liabilities, net of
      effect of acquisitions:
      Accounts receivable, net..............................     (9,770,400)      (799,000)     (118,000)
      Deposits..............................................     (4,293,500)       (36,000)      (26,500)
      Other assets..........................................     (1,226,500)      (100,000)           --
      Accounts payable and accrued expenses.................      6,229,100      5,222,900     1,219,100
      Guide fees payable....................................        724,500        305,100       157,300
      Deferred revenue......................................      1,018,700       (529,600)      529,600
                                                              -------------   ------------   -----------
            Net cash used in operating activities...........    (53,852,500)    (9,769,600)   (6,003,600)
                                                              -------------   ------------   -----------
  Cash flows used in investing activities:
  VantageNet acquisition, net...............................       (586,600)            --            --
  North Sky acquisition, net................................       (182,800)            --            --
  Purchase of marketable securities.........................   (206,981,800)            --            --
  Sale of marketable securities.............................    105,847,900             --            --
  Purchase of intangible assets.............................       (799,800)            --            --
  Capital expenditures......................................     (8,460,600)    (2,941,900)     (148,000)
                                                              -------------   ------------   -----------
            Net cash used in investing activities...........   (111,163,700)    (2,941,900)     (148,000)
                                                              -------------   ------------   -----------
  Cash flows from financing activities:
  Proceeds from issuance of common stock in connection with
    the exercise of warrants................................             --      2,256,400            --
  Proceeds from issuance of common stock related to initial
    public offering and concurrent placement, net...........     81,049,000             --            --
  Proceeds from issuance of common stock related to
    follow-on offering, net.................................    145,696,400             --            --
  Proceeds from issuance of convertible preferred stock,
    net.....................................................             --     18,181,700            --
  Proceeds from issuance of loans payable...................             --      2,881,000     5,000,000
  Proceeds from issuance of common stock in connection with
    the exercise of options.................................      1,043,000         77,200        13,600
  Proceeds from issuance of common stock in connection with
    the Employee Stock Purchase Plan........................        563,400             --            --
  Proceeds from secured credit facility.....................        781,300        437,500            --
  Principal payments under secured credit facility..........       (348,700)            --            --
  Principal payments under capital leases...................       (201,300)      (212,500)      (83,800)
  Deferred offering/financing costs.........................        568,700       (568,700)     (122,300)
                                                              -------------   ------------   -----------
            Net cash provided by financing activities.......    229,151,800     23,052,600     4,807,500
                                                              -------------   ------------   -----------
  Net increase in cash and cash equivalents.................     64,135,600     10,341,100    (1,344,100)
  Cash and cash equivalents at beginning of period..........     10,644,300        303,200     1,647,300
                                                              -------------   ------------   -----------
  Cash and cash equivalents at end of period................  $  74,779,900   $ 10,644,300   $   303,200
                                                              =============   ============   ===========

See accompanying notes to consolidated financial statements.

                                ABOUT.COM, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               1999          1998        1997
                                                            -----------   ----------   --------
  Supplemental disclosures of cash flow information:
  Interest paid...........................................  $   164,000   $   94,165   $  8,100
                                                            ===========   ==========   ========
  Noncash transactions:
  Equipment acquired under capital leases.................  $        --   $  179,300   $485,400
                                                            ===========   ==========   ========
  Barter revenue and expense..............................  $ 1,894,700   $  365,700   $ 72,500
                                                            ===========   ==========   ========
  Conversion of $4,950,000 of the convertible notes
    payable-Series A notes together with $70,000 of
    interest thereon into 3,346,715 shares of Series A
    preferred stock on April 23, 1998.....................  $        --   $5,020,000   $     --
                                                            ===========   ==========   ========
  Conversion of $1,700,000 of the 8.25% notes payable
    together with $305,800 of interest thereon into
    1,114,327 shares of Series B preferred stock on April
    23, 1998                                                $        --   $2,005,800   $     --
                                                            ===========   ==========   ========
  Conversion of $2,800,000 of the convertible notes
    payable-Series B notes together with $69,800 of
    interest thereon into 1,594,380 shares of Series B
    preferred stock on April 23, 1998.....................  $        --   $2,869,800   $     --
                                                            ===========   ==========   ========
  Conversion of $1,555,600 of the 8.25% notes payable
    together with $226,400 of interest thereon into
    913,856 shares of Series C preferred stock on November
    13, 1998                                                $        --   $1,782,000   $     --
                                                            ===========   ==========   ========
  Conversion of $1,081,000 of the convertible notes
    payable-Series C notes together with $8,900 of
    interest thereon into 558,917 shares of Series C
    preferred stock on November 13, 1998..................  $        --   $1,089,900   $     --
                                                            ===========   ==========   ========
  Conversion of Series A, B and C Preferred stock into
    1,191,433, 2,348,572 and 2,599,455 shares of common
    stock on March 24, 1999...............................  $32,731,300   $       --   $     --
                                                            ===========   ==========   ========
  Forgiveness and cancellation of interest on March 24,
    1999..................................................  $   341,300   $       --   $     --
                                                            ===========   ==========   ========
  Issuance of common stock in connection with the
    acquisition of VantageNet.............................  $ 1,899,300   $       --   $     --
                                                            ===========   ==========   ========
  Issuance of common stock in connection with the Employee
    Stock Purchase Plan...................................  $   563,400   $       --   $     --
                                                            ===========   ==========   ========
  Issuance of common stock in connection with the
    acquisition of North Sky..............................  $37,522,000   $       --   $     --
                                                            ===========   ==========   ========

See accompanying notes to consolidated financial statements.

                                ABOUT.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1) ORGANIZATION AND BUSINESS

    About.com, Inc. ("About.com" or the "Company") was incorporated in New York on June 27, 1996 (inception) as General Internet Inc. and commenced operations on that date. In December 1998, General Internet Inc. changed its corporate name to MiningCo.com, Inc. and reincorporated in Delaware. In May 1999,
MiningCo.com, Inc. changed its corporate name to About.com, Inc. About.com's Internet service, ABOUT.COM, is a platform comprised of a network of more than 700 highly-targeted, topic-specific web sites. About.com's primary revenue source is the sale of advertising.

    About.com's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, uncertain profitability, history of losses, anticipated continuing losses, its dependence on the Internet and risks associated with Internet advertising.

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    (A) PUBLIC OFFERINGS AND CONCURRENT PLACEMENT

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

    On March 24, 1999, About.com completed its IPO, which resulted in the issuance of 3,450,000 shares of common stock at $25.00 per share (which included 450,000 shares issued in connection with the exercise of the underwriters' over-allotment option) and the concurrent placement of 107,527 shares to Comcast at $23.25 per share. In addition, upon the closing of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, automatically converted into 6,139,640 shares of common stock and $341,300 in unsecured promissory notes payable was forgiven. Net proceeds from the IPO and concurrent placement, after underwriting fees of $6.0 million and offering costs of $1.7 million were approximately $81.0 million.

    On October 29, 1999, About.com completed a follow-on public offering resulting in the issuance of 3,000,000 shares of common stock at $49.875 per share. Net proceeds from the offering, after underwriting fees of $8.3 million and offering costs of $0.7 million, were approximately $140.6 million. On November 19, 1999, the underwriters purchased 110,000 shares of common stock at $49.875 per share to cover over-allotments. Net proceeds from this purchase, after underwriting fees of $0.3 million, were approximately $5.1 million

    (B) PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements as of December 31, 1999 and for the year ended December 31, 1999 include the accounts of the Company and its wholly owned subsidiaries from their respective date of acquisition, VantageNet, Inc. from June 14, 1999 and North Sky, Inc. from December 15, 1999. All significant intercompany balances have been eliminated in consolidation.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (C) USE OF ESTIMATES

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

    (D) CASH AND CASH EQUIVALENTS

    About.com considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 were approximately $74.8 million, which consists of money market funds and commercial paper. For the year ended December 31, 1998 cash equivalents were approximately $10.6 million, which principally consisted of money market accounts.

    (E) INVESTMENTS

    Short-term investments are classified as available-for-sale with a maturity date from 90 days to one year and are available to support current operations or to take advantage of other investment opportunities. These investments consist of commercial paper and treasury notes which are stated at book value. Realized gains, realized losses and declines in value, judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method and interest earned is included in interest income. For the year ended December 31, 1999, short-term investments were approximately $86.9 million.

    Long-term investments consist entirely of treasury notes. For the year ended December 31, 1999, long-term investments totaled approximately $14.2 million.

    For the year ended December 31, 1999, About.com did not recognize any material gains or losses upon the sale of securities. Dividend and interest income is recognized when earned. At December 31, 1999, the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material.

    (F) PROPERTY AND EQUIPMENT

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

    (G) GOODWILL

    Goodwill and other purchased intangible assets are stated net of accumulated amortization of $967,400 at December 31, 1999. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the expected period of benefit of three years.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (H) OTHER ASSETS

    As of December 31, 1999, other assets include security deposits and costs incurred in connection with the purchase of URL names. In December 1999, About.com set up a security deposit of $4.0 million related to a lease for new office space. The deposit is held as a certificate of deposit. Security deposits for current leases totaled $443,900. URL costs in the amount of $799,800 have been capitalized and are being amortized over a 5-year period. As of December 31, 1999, URL costs net of amortization amounted to $718,200. As of December 31, 1998, other assets included security deposits of $125,400 and deferred offering costs of $568,700. Deferred offering costs of $568,700 at December 31, 1998 represented costs incurred in connection with About.com's initial public offering. These costs were charged against additional paid-in capital at the close of About.com's initial public offering on March 24, 1999.

    (I) IMPAIRMENT OF LONG-LIVED ASSETS

    About.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred.

    (J) INCOME TAXES

    About.com accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

    (K) REVENUE AND EXPENSE RECOGNITION

REVENUE RECOGNITION

    To date, substantially all of About.com's revenues have been derived from the sale of advertisements on ABOUT.COM. About.com offers numerous sizes and types of advertising placement, including banner advertisements, button advertisements, text links and sponsorship programs. Advertising revenues are derived principally from short-term advertising contracts in which About.com typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant About.com obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on ABOUT.COM are recorded as deferred revenue and are recognized as revenue ratably as the advertisements are displayed. Pursuant to its agreements with advertisers, About.com generally

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) guarantees a minimum number of impressions (times that an advertisement appears in pages viewed by the users of ABOUT.COM) to be delivered over a specified period of time for a fixed fee. To the extent minimum guaranteed impression levels are not met ratably over the contract period, About.com defers recognition of the corresponding pro-rata portion of the revenues relating to such unfulfilled obligations until the guaranteed impression levels are achieved. When there is no guarantee of a minimum number of impressions over a specified period of time, About.com recognizes revenues in the period in which the advertisement is displayed. About.com's short-term advertising agreements are generally terminable by either party upon relatively short notice. In certain cases, these agreements are longer in duration and entitle About.com to a share of revenues generated by sales over a particular threshold resulting from direct links from ABOUT.COM. To date, About.com has not recognized any material revenues from these revenue sharing agreements. About.com's revenue derived from these revenue sharing agreements will be recognized by About.com upon notification from its advertisers and electronic commerce partners of sales attributable to ABOUT.COM.

    A portion of About.com's revenues are from barter advertisements (agreements whereby About.com trades advertisements on ABOUT.COM in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on ABOUT.COM. Barter expense is recognized when About.com's advertisements are run on third-party web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues. Barter advertising revenues and expenses were $1.9 million, $366,000 and $73,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, accounts receivable included approximately $331,000 of unbilled receivables. At December 31, 1998, unbilled receivables were $417,000. Such unbilled receivables represent the recognized sales value of short-term advertising contracts that were earned but not billable to customers. The terms of the related advertising contracts typically require billing at the end of 30, 60 or 90 days from the signing of the contract.

EXPENSE RECOGNITION--GUIDE COMPENSATION

    About.com's guides are compensated at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenues generated by the entire network, which is distributed among the guides based on the user traffic on their respective sites. Net advertising revenues has been defined as total advertising revenues received less particular types of non-cash revenues, third-party advertising sales representative organization fees and marketing expenses. Guides are currently entitled to a percentage of net transaction revenues and net syndication revenues. In addition, management may distribute a semi-annual discretionary bonus to guides. Guide compensation is included as a component of cost of revenues, except for the non-cash compensation portion which was recorded in connection with the grant of stock options to the guides and presented as a separate line item above the gross profit (loss) line.

EXPENSE RECOGNITION--DISTRIBUTION AND SYNDICATION PARTNERSHIPS

    About.com has entered into distribution and syndication partnership agreements that drive traffic to ABOUT.COM. Through these partnerships, About.com provides content to a partner's web site, and users can

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) link to ABOUT.COM by clicking on the content. About.com has agreements to provide content to some of the leading Internet service providers, content web sites, search engines/Internet directories and broadband cable-related sites. These short-term agreements typically require About.com to make payments, which are expensed, that are either fixed or are based on the amount of user traffic directed from the partner's site to ABOUT.COM. About.com's fixed fees are paid on a monthly basis and contracts in which fees are paid in advance are deferred and amortized over the contract term.

    (L) PRODUCT DEVELOPMENT EXPENSES

    Product development expenses include personnel and consulting costs associated with the design, development and testing of ABOUT.COM and About.com's systems and editorial personnel costs. About.com generally expenses its product development expenses as incurred. In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

    (M) ADVERTISING EXPENSES

    About.com expenses the costs of advertising its service as incurred. These costs amounted to $41.1 million, $5.3 million, and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in sales and marketing in About.com's statements of operations.

    (N) STOCK-BASED COMPENSATION

    About.com accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. About.com adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

    About.com accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

    (O) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    About.com adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, About.com has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the 1998 and 1997 periods presented which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1998 when About.com exercised its right to call those warrants (see notes 9 and 11).

    Diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997 does not include the effects of options to purchase 3,142,591, 1,178,436 and 818,638 shares of common stock, respectively, 30,260, 68,708 and 427,003 common stock warrants, respectively, or 0, 6,139,640 and 0 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

    (P) STOCK SPLIT

    All common share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively for a 1.00-for-2.809 reverse stock split of About.com's common stock which was approved by the Board of Directors and stockholders and effected on March 19, 1999.

    (Q) COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in other comprehensive income until realized. About.com's comprehensive net loss is equal to its net loss for all periods presented.

    (R) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to affect About.com as About.com currently does not engage or plan to engage in derivative instruments or hedging activities.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(3) BUSINESS AND CREDIT CONCENTRATIONS

    Financial instruments which subject About.com to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value. The carrying amount of About.com's capital leases and other equipment financing obligations approximates the fair value of these instruments based upon management's best estimate of interest rates which are similar to the rates obtained in its January and February 1999 lease line of credit (see note 13).

    About.com maintains cash and cash equivalents with a domestic financial institution. About.com performs periodic evaluations of the relative credit standing of this institution. From time to time, About.com's cash balances with this financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

    About.com's customers are concentrated in the United States. About.com performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each customer, historical trends and other information; to date, such amounts have been within management's expectations.

    For the year ended December 31, 1999, no customers accounted for over 10% of total revenues generated by About.com and no customers accounted for over 10% of gross accounts receivable at December 31, 1999.

    For the year ended December 31, 1998, one customer accounted for approximately 12% of total revenues generated by About.com. This advertising arrangement ended on December 31, 1998. For the year ended December 31, 1998, a third-party Internet advertising sales representative organization accounted for approximately 21% of About.com's total revenues and accounted for approximately 35% of gross accounts receivable at December 31, 1998, totaling approximately $376,000.

    In June 1997, About.com entered into a consulting agreement with a major financial institution pursuant to which About.com agreed to provide consulting assistance in connection with the development of a customized web site for an aggregate amount of $450,000. Fees in connection with this agreement have been recognized as performance occurred under the terms of the agreement, net of any expenses, and have been recorded as other income for the year ended
December 31, 1997. In connection with this agreement, About.com issued the financial institution a warrant to purchase 35,600 shares of common stock at $14.05 per share with an expiration date of December 31, 1999. The fair value of the warrants, using the Black-Scholes model based upon the following assumptions: risk-free interest rate of 6%; dividend yield of 0%; expected life of 2.5 years; and volatility of 0%, was deemed insignificant on the date of grant. In December 1999, all of these warrants were exercised in exchange for 29,567 shares of common stock in a cashless exercise.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Equipment and computer hardware, including assets under
  capital leases of $664,700 and $664,700, respectively.....  $12,286,300   $ 4,062,200
Leasehold improvements......................................      405,900        32,400
Furniture and fixtures......................................      328,800        17,800
                                                              -----------   -----------
                                                               13,021,000     4,112,400
Less accumulated depreciation and amortization, including
  assets under capital leases of $487,200 and $239,900,
  respectively..............................................   (3,619,800)     (810,400)
                                                              -----------   -----------
Total.......................................................  $ 9,401,200   $ 3,302,000
                                                              ===========   ===========

(5) INCOME TAXES

    No provision for US federal or state income taxes has been recorded for any period as About.com has incurred operating losses since inception.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of About.com's deferred tax assets for federal and state income taxes are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards.................  $32,975,000   $10,745,000
  Allowance for doubtful accounts..................      389,000        61,000
  Deferred compensation............................      836,500       375,000
  Depreciation.....................................       24,000       (20,000)
  Deferred rent....................................        9,000        20,000
                                                     -----------   -----------
                                                      34,233,500    11,181,000
  Less valuation allowance.........................  (34,233,500)  (11,181,000)
                                                     -----------   -----------
Deferred tax assets................................  $        --   $        --
                                                     ===========   ===========

    Realization of deferred tax assets is dependent upon future earnings, if any. About.com has recorded a full valuation allowance against its deferred tax assets since management believes that it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

    For the years ended December 31, 1999 and 1998, the valuation allowance for the deferred tax assets increased by $23,052,500 and $6,534,000, respectively. Of the total valuation allowance of $34,233,500, subsequently recognized tax benefits, if any, in the amount of $401,900 will be applied directly to contributed capital. This amount relates to the tax effect or employee stock option deductions included in the Company's net operating loss carryforward.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(5) INCOME TAXES (CONTINUED)
    As of December 31, 1999, About.com had net operating loss carryforwards for federal income tax purposes of approximately $78.5 million. There can be no assurance that About.com will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and expire at various times through 2019 if not utilized.

    Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of About.com's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

(6) RELATED-PARTY TRANSACTIONS

    At December 31, 1997, Mr. Scott P. Kurnit, About.com's Chief Executive Officer and Chairman of the Board of Directors, elected to defer compensation in the amount of $414,700, for accrued but unpaid salary and bonuses. In
January 1998, Mr. Kurnit converted $300,000 of that amount into a convertible note payable (see note 9). During 1998, Mr. Kurnit elected to defer an additional $67,000 of compensation, which at December 31, 1998 totaled $181,700, and is included in accounts payable and accrued expenses. Such amount was paid in full during 1999.

    On April 20, 1998, About.com and a director of an investor in About.com executed an advisory agreement pursuant to which the individual agreed to provide consulting and advisory services to About.com including, but not limited to, introducing About.com to members of the investment community and assisting About.com with respect to financial and strategic matters. In consideration for his services under the advisory agreement, the individual was issued a warrant to purchase up to an aggregate of 21,360 shares of About.com's common stock, at an exercise price of $5.06 per share. The warrant is exercisable at any time during the 10-year period commencing on the date of the closing of a qualified initial public offering (which would include the IPO). The fair value of the warrant, using the Black-Scholes model and the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected life of ten years, and volatility of 0%, resulted in a compensation charge of $36,000 during 1998. This warrant had not been exercised as of December 31, 1999.

(7) ACQUISITIONS

    VANTAGENET

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

    The consideration paid by About.com in connection with the merger consisted of $550,000 in cash and 65,550 newly issued shares of common stock, par value $0.001, of About.com. The total purchase price for this transaction was approximately $2.5 million. The difference between the fair market value of

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(7) ACQUISITIONS (CONTINUED)
VantageNet's net tangible assets and the purchase price has been accounted for as goodwill and other purchased intangible assets and is being amortized over the expected period of benefit of three years.

    NORTH SKY

    On December 14, 1999, AAC was merged with and into North Sky, Inc., a Delaware corporation ("North Sky"), with North Sky as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Reorganization, dated November 30, 1999, by and among About.com, AAC, North Sky and certain stockholders thereof. As a result of the merger, North Sky became a wholly-owned subsidiary of About.com. North Sky offers web site hosting as well as programming and design support for its customers.

    The acquisition has been accounted for as a purchase business combination. The consideration of $37.6 million paid by About.com in connection with the merger consisted of 501,585 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $22.9 million and the assumption by the Company of options to purchase shares of common stock of North Sky which were exchanged for options to purchase approximately 330,166 shares of About.com's common stock valued at approximately $14.6 million. These options have ten year terms and vest over a four year period. The Company also incurred acquisition costs of approximately $80,000. The difference between the fair market value of North Sky's net tangible liabilities and the purchase price has been accounted for as goodwill and other purchased intangible liabilities and is being amortized over the expected period of benefit of three years.

                                                    ACQUISITION       NET TANGIBLE
ACQUIRED COMPANY                  EFFECTIVE DATE       COSTS      ASSETS/(LIABILITIES)   INTANGIBLES/GOODWILL
----------------                 ----------------   -----------   --------------------   --------------------
VantageNet.....................  June 14, 1999        $51,000           $ 24,000             $ 2,476,000
North Sky......................  December 6, 1999     $80,000           $(73,000)            $37,675,000

    The following unaudited pro forma consolidated amounts give effect to the acquisitions as if they had occurred on January 1, 1998, by consolidating the results of operations of VantageNet and North Sky with the results of About.com for the years ended December 31, 1999 and 1998. The pro forma adjustments include the elimination of all intercompany transactions.

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Total revenues...................................  $ 28,320,300   $  3,975,800
Net loss attributable to common stockholders.....  $(68,785,600)  $(29,074,100)
Net loss per common share........................  $      (6.24)  $     (12.65)
Weighted average shares used in net loss per
  common share calculation (1)...................    11,021,562      2,298,733

------------------------

(1) The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical years ended December 31, 1999 and 1998, respectively, plus the common shares issued in connection with the acquisition of VantageNet and North Sky from January 1, 1998. The common stock issued in connection with the acquisition of VantageNet and North Sky was 65,550 and 501,585 shares, respectively.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(7) ACQUISITIONS (CONTINUED)
    The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(8) NOTES PAYABLE

    8.25% NOTES PAYABLE

    The following summarizes the 8.25% Notes Payable activity during 1997 and 1998:

                                                            PRINCIPAL    INTEREST      TOTAL
                                                           -----------   ---------   ----------
Balance at January 1, 1997...............................  $ 3,905,600   $  66,100   $3,971,700
Conversion into convertible note payable-Series A on
  August 27, 1997........................................     (650,000)         --     (650,000)
Accrued interest during 1997.............................           --     308,400      308,400
                                                           -----------   ---------   ----------
Balance at December 31, 1997.............................    3,255,600     374,500    3,630,100
                                                           -----------   ---------   ----------
Conversion into Series B preferred stock on April 23,
  1998...................................................   (1,700,000)   (305,800)  (2,005,800)
Accrued interest from January 1, 1998 through
  November 13, 1998......................................           --     157,700      157,700
Conversion into Series C preferred stock on
  November 13, 1998......................................   (1,555,600)   (226,400)  (1,782,000)
                                                           -----------   ---------   ----------
Balance at December 31, 1998.............................  $        --   $      --   $       --
                                                           ===========   =========   ==========

    On October 17, 1996, About.com executed a secured 8.25% Promissory Note ("8.25% Note") in the original principal amount of $3,905,600. On August 27, 1997, the 8.25% Note was amended to, among other things, reduce the principal amount outstanding thereunder to $3,255,600, reflecting a reduction of $650,000 which was converted into a convertible note payable. In connection with the execution of the convertible note payable (see note 9), About.com issued warrants to purchase 24,105 shares of About.com's common stock at an exercise price of $4.21 per share. The fair value of the warrants, using a Black-Scholes model and the following assumptions: risk-free interest rate of 5.7%, dividend yield of 0%, expected life of ten years and volatility of 0%, was deemed insignificant on the date of grant.

    On April 23, 1998, the 8.25% Note was amended again to, among other things,
(i) reduce the principal amount outstanding thereunder to $1,555,600, reflecting a reduction of $1,700,000 which was simultaneously converted into 944,444 shares of Series B convertible preferred stock ("Series B Preferred") (see notes 9 and
10), (ii) reduce the interest amount outstanding thereunder by $305,800, which was simultaneously converted into 169,883 shares of Series B Preferred, and
(iii) provide that the remaining principal and interest would automatically convert into shares of About.com's Series C convertible preferred stock
("Series C Preferred") upon the closing of the next financing conducted by About.com if the next sale of equity to new investors on or prior to March 31, 1999 was at a price per share less than $3.00 per share (on a pre-split basis), otherwise the note was due and payable on March 31, 1999. On November 13, 1998, About.com issued 913,856 shares of About.com's Series C Preferred at $1.95 per preferred share in consideration for the cancellation of the remaining $1,555,600 of principal and $226,400 of interest outstanding under the 8.25% Note. Upon the closing of the IPO, these 913,856 shares of About.com's Series C Preferred converted into 325,333 shares of common stock.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(8) NOTES PAYABLE (CONTINUED)

    In January, June and July 1998, About.com issued to the holder of the 8.25% Note warrants to purchase an additional 2,670, 2,111 and 4,119 shares of About.com's common stock at an exercise price of $4.21 per share in consideration for entering into a subordination agreement with another creditor of About.com. The value attributed to the warrants, using a Black-Scholes pricing model and the following assumptions: risk-free interest rate of 6.0%, dividend yield of 0%, expected life of ten years and volatility of 0%, was $18,000 in the aggregate, based upon the respective grant dates, which was recorded as additional interest expense in 1998.

    NOTES PAYABLE

    During January 1998, About.com entered into an asset backed credit facility with Phoenix Leasing Incorporated ("Phoenix") which was funded as About.com pledged fixed assets as security to Phoenix. During the year ended December 31, 1998, About.com received a total loan of $507,700 and pledged $507,700 of fixed assets as security. The effective interest rate of the credit facility is 18%. As of December 31, 1999, the balance outstanding was $300,000 of which $157,000 is due in 2000 and $143,000 is due in 2001.

    In January and February 1999, About.com entered into a lease line of credit for $781,300 to finance capital equipment, of which $268,800 is due in 2000, $273,300 in 2001, and $7,000 in 2002. The effective interest rate of the credit facility was 16%. As of December 31, 1999, the balance outstanding was $566,100, of which $254,900 is due within the next twelve months.

(9) CONVERTIBLE NOTES PAYABLE--SERIES A NOTES

    The following summarizes the Convertible Notes Payable--Series A Notes activity during 1997 and 1998:

                                                            PRINCIPAL    INTEREST       TOTAL
                                                           -----------   ---------   -----------
Balance at January 1, 1997...............................  $        --   $      --   $        --
Issuance of notes between March 27, 1997 and
  December 31, 1997......................................    4,000,000          --     4,000,000
Conversion of $650,000 of the 8.25% notes payable into a
  Series A convertible note on August 27, 1998...........      650,000          --       650,000
Accrued interest during 1997.............................           --     239,700       239,700
                                                           -----------   ---------   -----------
Balance at December 31, 1997.............................    4,650,000     239,700     4,889,700
                                                           -----------   ---------   -----------
Conversion of $300,000 of Mr. Kurnit's deferred
  compensation into Series A convertible note............      300,000          --       300,000
Interest accrued through April 23, 1998..................           --     154,800       154,800
Conversion into Series A preferred stock on April 23,
  1998...................................................   (4,950,000)    (70,000)   (5,020,000)
Conversion of remaining accrued interest into a newly
  issued unsecured promissory note on April 23, 1998.....           --    (324,500)     (324,500)
                                                           -----------   ---------   -----------
Balance at December 31, 1998.............................  $        --   $      --   $        --
                                                           ===========   =========   ===========

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(9) CONVERTIBLE NOTES PAYABLE--SERIES A NOTES (CONTINUED)
    Between March 27, 1997 and January 15, 1998, About.com issued several secured subordinated notes, which converted into Series A Notes ("Series A Notes"), for an aggregate principal amount of $4,950,000, which amount included
(i) the conversion of $650,000 from the 8.25% Notes and (ii) the conversion of $300,000 of deferred compensation owed to Mr. Kurnit. These notes bore interest at a variable rate equal to the prime rate plus two percent per annum. At December 31, 1997, prime rate plus 2% was 10.5%. Pursuant to their terms, the principal due on the Series A Notes were automatically convertible into shares of About.com's common stock or convertible preferred stock upon the closing of the next equity financing conducted by About.com. The conversion price for these notes, as provided for in the original note agreement, was $1.50 per preferred share.

    In connection with the issuance of this debt, About.com issued warrants to purchase 218,890 shares of About.com's common stock at an exercise price of $0.03 per share and 90,858 shares of About.com's common shares at an exercise price of $4.21 per share (which includes warrants to purchase 24,105 shares relating to the conversion of $650,000 from the 8.25% Notes), all of which expire ten years from their date of issuance; provided that, under certain circumstances, About.com could cancel the warrants after providing the holders thereof a reasonable period of time to exercise the warrants prior to their cancellation. The value attributed to the warrants was $106,000 for warrants issued with an exercise price of $0.03 and $31,000 for warrants issued with an exercise price of $4.21 per share. These values were estimated, using a Black-Scholes pricing model, based on the following assumptions: risk-free interest rate of 6.0%, dividend yield of 0%, expected life of 10 years and volatility of 0%. These amounts were recorded as an original issue debt discount and amortized to interest expense over the life of the loans. In December 1998, About.com exercised its right to call certain investor warrants which resulted in the issuance of 218,890 shares of common stock at $0.03 per share and 66,753 shares of common stock at $4.21 per share for net cash proceeds of approximately $287,600. The remaining 24,105 warrants with an exercise price of $4.21 per share were cancelled.

    On April 23, 1998, About.com issued an aggregate of 3,346,715 shares of Series A Preferred, at a purchase price of $1.50 per preferred share, to holders of the Series A Notes, in consideration for the cancellation of all principal owed under the Series A Notes and $70,000 of interest accrued under the Series A Notes prior to August 12, 1997. All remaining interest under the
Series A Notes up through April 23, 1998 was evidenced by newly issued unsecured promissory notes of About.com which amounted to $337,100 as of December 31, 1998. The notes bore interest at 6% and had no due date. In accordance with the terms of the note upon the closing of a qualified initial public offering, all amounts due under these unsecured promissory notes were automatically, by its original terms, forgiven and canceled. Accordingly, such amount has been recorded as a contribution to additional paid-in capital upon the closing of the IPO.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(9) CONVERTIBLE NOTES PAYABLE--SERIES A NOTES (CONTINUED)
    The following summarizes the unsecured promissory notes activity during 1999 and 1998:

                                               PRINCIPAL   INTEREST     TOTAL
                                               ---------   --------   ---------
Balance at January 1, 1998...................  $      --   $     --   $      --
Conversion of remaining accrued interest on
  Series A notes into a newly issued
  unsecured promissory note on April 23,
  1998.......................................    324,500         --     324,500
Accrued interest during 1998.................         --     12,600      12,600
                                               ---------   --------   ---------
Balance at December 31, 1998.................    324,500     12,600     337,100
                                               ---------   --------   ---------
Accrued interest from January 1, 1999 through
  March 24, 1999.............................         --      4,200       4,200
Contribution to additional paid-in capital in
  connection with the forgiveness and
  cancellation of interest on March 24,
  1999.......................................   (324,500)   (16,800)   (341,300)
                                               ---------   --------   ---------
Balance at December 31, 1999.................  $      --   $     --   $      --
                                               =========   ========   =========

(10) CONVERTIBLE LOAN PAYABLE--SERIES B NOTES

    The following summarizes the Convertible Loans Payable--Series B Notes activity during 1997 and 1998:

                                             PRINCIPAL    INTEREST      TOTAL
                                            -----------   --------   -----------
Balance at January 1, 1997................  $        --   $     --   $        --
Issuance of Series B notes on November 26,
  1997....................................    1,000,000         --     1,000,000
Accrued interest during 1997..............           --     10,200        10,200
                                            -----------   --------   -----------
Balance at December 31, 1997..............    1,000,000     10,200     1,010,200
                                            -----------   --------   -----------
Issuance of Series B notes in February
  1998....................................    1,800,000         --     1,800,000
Accrued interest through April 23, 1998...           --     59,600        59,600
Conversion of the Series B notes and
  accrued interest thereon into Series B
  preferred stock on April 23, 1998.......   (2,800,000)   (69,800)   (2,869,800)
                                            -----------   --------   -----------
Balance at December 31, 1998..............  $        --   $     --   $        --
                                            ===========   ========   ===========

    Between November 1997 and February 1998, About.com issued several secured subordinated notes ("Series B Notes") for an aggregate principal amount of $2,800,000, of which $1,000,000 bore interest at a variable rate equal to the prime rate plus two percent per annum and $1,800,000 bore interest at 10% percent per annum and were due on demand. At December 31, 1997, prime rate plus 2% was 10.5%. Pursuant to their terms, the Series B Notes were automatically convertible into shares of About.com's Series B Preferred upon the closing of the next equity financing conducted by About.com. The conversion price for these notes, as provided for in the original note agreement, was $1.80 per preferred share.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(10) CONVERTIBLE LOAN PAYABLE--SERIES B NOTES (CONTINUED)
    In connection with the issuance of this debt, About.com issued warrants to purchase 250,192 shares of About.com's common stock at an exercise price of $5.06 per share, all of which expire ten years from their date of issuance; provided that, under certain circumstances, About.com may cancel the warrants after providing the holders thereof a reasonable period of time to exercise the warrants prior to their cancellation. The fair value of the warrants, using the Black-Scholes model and the following assumptions: risk-free interest rate of 6.0%, dividend yield of 0%, expected life of 10 years and volatility of 0%, was $150,000 and recorded as additional interest expense. In December 1998, About.com exercised its right to call certain investor warrants which resulted in the issuance of 250,192 shares of common stock at $5.06 per share for net cash proceeds of approximately $1,266,000.

    On April 23, 1998, About.com issued 1,594,380 shares of Series B Preferred, at a purchase price of $1.80 per share, to holders of the Series B Notes, in consideration for the cancellation of all indebtedness of About.com under the Series B Notes. Upon the closing of the IPO, these 1,594,380 shares of Series B preferred converted into 567,601 shares of common stock.

(11) CAPITALIZATION

    AUTHORIZED SHARES

    During 1996 and 1997, About.com amended and restated its certificate of incorporation. As a result, at December 31, 1997, the total number of shares which About.com was authorized to issue was 30,000,000; 26,500,000 of these shares were common stock, each having a par value of $0.001; and 3,500,000 shares were preferred stock, each having a par value of $0.001. During each of April 1998 and November 1998, About.com amended and restated its certificate of incorporation. As a result, at December 31, 1998, the total number of shares which About.com was authorized to issue was 53,662,260; 35,000,000 of these shares were common stock, each having a par value of $0.001; and 18,662,260 shares were preferred stock, each having a par value of $0.001, of which 3,346,715, 6,597,596, and 8,717,949 have been designated as Series A Preferred, Series B Preferred and Series C Preferred, respectively. Upon the closing of the initial public offering, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, converted into 6,139,640 shares of common stock and About.com issued 3,557,527 shares of common stock in connection with its initial public offering and concurrent placement. Upon the closing of the initial public offering, About.com also amended and restated its certificate of incorporation so that the Company is authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

    REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On April 23, 1998, About.com issued an aggregate of 3,346,715 shares of Series A Preferred, at a purchase price of $1.50 per share, to holders of the Series A Notes, in consideration for the cancellation of all principal owed under the Series A Notes, amounting to $4,950,000, and $70,000 of interest accrued under the Series A Notes prior to August 12, 1997. All remaining interest under the Series A Notes up through April 23, 1998 was evidenced by newly unsecured promissory notes of About.com which amounted to $337,100 as of December 31, 1998. In March 1999, upon the closing of the initial public offering, this amount together with interest accrued from January 1, 1999 through March 24, 1999 was forgiven and canceled and recorded as a contribution to additional paid-in capital for an aggregate amount of $341,300.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(11) CAPITALIZATION (CONTINUED)
    On April 23, 1998 and in June 1998, About.com issued an aggregate of 6,597,596 shares of Series B Preferred, at a purchase price of $1.80 per share, to (i) holders of the Series B Notes in consideration for the cancellation of all indebtedness of About.com under the Series B Notes, amounting to $2,869,900,
(ii) the 8.25% Note holder, in consideration for the cancellation of $1,700,000 in principal and $305,800 in accrued interest, and (iii) $7,000,000 from other investors. In March 1999, upon the closing of the initial public offering, the 6,597,596 shares of Series A Preferred were converted into 2,348,752 shares of common stock.

    In connection with the issuance of the Series B Preferred, About.com issued warrants to purchase 107,695 shares of About.com's common stock at an exercise price of $7.02 per share, all of which expire ten years from their date of issuance; provided that, under certain circumstances, About.com may cancel the warrants after providing the holders with a reasonable period of time to exercise the warrants prior to their cancellation. In December 1998, About.com exercised its right to call certain investor warrants which resulted in the issuance of 103,801 shares of common stock at $7.02 per share for net cash proceeds of approximately $702,800. The warrant for the remaining 3,894 shares was cancelled.

    On October 5, 1998, About.com delivered a number of convertible promissory notes ("Series C Notes") in the aggregate principal amount of $1,081,000. Pursuant to their terms, the Series C Notes were automatically convertible into shares of About.com's Series C Convertible Preferred Stock ("Series C Preferred"), at a conversion price equal to the lesser of $3.60 per share of Series C Preferred or the purchase price per share of the Series C Preferred, upon the closing of the next equity financing conducted by About.com. The conversion price for the notes was $1.95 per preferred share which was the highest price paid for the Company's preferred stock during such time period.

    On November 13, 1998 and December 4, 1998, About.com issued an aggregate of 7,301,811 shares of Series C Preferred, at a purchase price of $1.95 per share, to (i) holders of the Series C Notes in consideration for the cancellation of all indebtedness of About.com under the Series C Notes, amounting to $1,089,900
(ii) the holders of the Series C Notes in consideration for the payment of $2,322,000, (iii) the 8.25% Note holder, in consideration for the cancellation of $1,782,000 in principal and accrued interest, and (iv) other investors in consideration for the payment of $9,044,600, including $762,600 from existing stockholders pursuant to participation rights granted to those stockholders. In March 1999, upon the closing of the initial public offering, the 7,301,811 shares of Series C Preferred were converted into 2,599,455 shares of common stock.

    The following summarizes the Convertible Notes Payable--Series C Notes activity during 1998:

                                                              PRINCIPAL    INTEREST      TOTAL
                                                             -----------   --------   -----------
Balance at January 1, 1998.................................  $        --   $    --    $        --
Issuance of notes on October 5, 1998.......................    1,081,000        --      1,081,000
Accrued interest through November 13, 1998.................           --     8,900          8,900
Conversion into Series C preferred stock on November 13,
  1998.....................................................   (1,081,000)   (8,900)    (1,089,900)
                                                             -----------   -------    -----------
Balance at December 31, 1998...............................  $        --   $    --    $        --
                                                             ===========   =======    ===========

    Each share of Series A Preferred, Series B Preferred and Series C Preferred was entitled to a cumulative dividend at the rate of $0.135, $0.162, and $0.176 per share per annum, respectively, payable in

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(11) CAPITALIZATION (CONTINUED)
preference and priority to any payment of any cash dividend on common stock, when and as declared by the Board of Directors of About.com. Cumulative dividends on convertible preferred stock amounted to $1,196,800 and $1,842,900 as of December 31, 1998 and March 24, 1999, respectively. Upon the closing of a qualified initial public offering (including the IPO), all cumulative dividends were canceled. Each holder of Series A Preferred, Series B Preferred and
Series C Preferred shares were entitled to the number of votes equal to the number of whole shares of common stock into which the shares of preferred stock were convertible into on the date of the vote.

    Each share of Series A Preferred, Series B Preferred and Series C Preferred was convertible into 0.356 shares of common stock, as adjusted for dilutive issuances of stock and other securities. In March 1999, upon the closing of the IPO, 3,346,715, 6,597,596 and 7,301,811 shares of Series A, B and C convertible preferred stock, respectively, representing all of the outstanding shares of convertible preferred stock, automatically converted into 6,139,640 shares of common stock.

                                                      SERIES A                     SERIES B                     SERIES C
                                              -------------------------   --------------------------   --------------------------
                                                SHARES        AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT
                                              -----------   -----------   -----------   ------------   -----------   ------------
Balance at January 1, 1998..................           --   $        --            --   $         --            --   $         --
Conversion of the $4,950,000 of the
  convertible notes payable Series A
  together with $70,000 of interest thereon
  into Series A preferred stock on April 23,
  1998......................................    3,346,715     5,020,000            --             --            --             --
Conversion of $1,700,000 of the 8.25% notes
  payable together with $305,800 of interest
  thereon into Series B preferred stock on
  April 23, 1998............................           --            --     1,114,327      2,005,800            --             --
Conversion of $2,800,000 of the convertible
  notes payable-Series B together with
  $69,800 of interest thereon into Series B
  preferred stock on April 23, 1998.........           --            --     1,594,380      2,869,800            --             --
Issuance of Series B preferred stock on
  April 23, 1998 in consideration of cash
  proceeds of $7 million....................           --            --     3,888,889      7,000,000            --             --
Conversion of the remaining $1,555,600 of
  8.25% notes payable together with $226,400
  of interest thereon into Series C
  preferred stock on November 13, 1998......           --            --            --             --       913,856      1,782,000
Conversion of $1,081,000 of the convertible
  notes payable-Series C together with
  $8,900 of interest thereon into Series C
  preferred stock on November 13, 1998......           --            --            --             --       558,917      1,089,900
Issuance of Series C preferred on November
  13, and December 4, 1998 in consideration
  of cash proceeds of $11.4 million.........           --            --            --             --     5,829,038     11,366,600
                                              -----------   -----------   -----------   ------------   -----------   ------------
Balance at December 31, 1998................    3,346,715     5,020,000     6,597,596     11,875,600     7,301,811     14,238,500
                                              -----------   -----------   -----------   ------------   -----------   ------------
Conversion of Series A, B, and C preferred
  stock into 1,191,433, 2,348,752, and
  2,599,455 shares of common stock,
  respectively, upon the closing of the
  IPO.......................................   (3,346,715)   (5,020,000)   (6,597,596)   (11,875,600)   (7,301,811)   (14,238,500)
                                              -----------   -----------   -----------   ------------   -----------   ------------
Balance at December 31 1999.................           --   $        --            --   $         --            --   $         --
                                              ===========   ===========   ===========   ============   ===========   ============

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(11) CAPITALIZATION (CONTINUED)

                                                                                 CARRYING
                               # OF      PRICE PER   DIVIDEND       TOTAL        VALUE AT       1998         1998
                              SHARES       SHARE       RATE     CONSIDERATION   ISSUANCE(1)   ACCRETION   DIVIDENDS
                             ---------   ---------   --------   -------------   -----------   ---------   ----------
Series A...................  3,346,715     $1.50      $0.135     $ 5,020,000    $ 4,943,900    $10,100    $  305,700
Series B...................  6,597,596     $1.80      $0.162     $11,875,600    $11,698,200    $23,600    $  726,500
Series C...................  7,301,811     $1.95      $0.176     $14,238,500    $14,199,100         --    $  164,600
                                                                                               -------    ----------
                                                                                               $33,700    $1,196,800
                                                                                               =======    ==========

                                                                                 LIQUIDATION     LIQUIDATION
                        BALANCE AT                                                  VALUE           VALUE        EQUIVALENT
                       DECEMBER 31,     1999        1999        BALANCE AT     AT DECEMBER 31,   AT MARCH 24,    SHARES OF
                           1998       ACCRETION   DIVIDENDS   MARCH 24, 1999        1998             1998       COMMON STOCK
                       ------------   ---------   ---------   --------------   ---------------   ------------   ------------
Series A.............  $ 5,259,700     $ 3,500    $104,200     $ 5,367,400       $ 5,325,700     $ 5,429,900     1,191,433
Series B.............  $12,448,300     $ 8,200    $246,500     $12,703,000       $12,602,100     $12,848,600     2,348,752
Series C.............  $14,363,700     $ 1,800    $295,400     $14,660,900       $14,403,100     $14,698,500     2,599,455
                                       -------    --------     -----------                                       ---------
                                       $13,500    $646,100     $32,731,300                                       6,139,640
                                       =======    ========     ===========                                       =========

------------------------

(1) Includes offering related costs of $76,100, $177,460 and $39,400 for Series A, B and C, respectively

    COMMON STOCK

    During 1996, About.com issued shares of common stock to its founders and original employees at approximately $0.03 per share. About.com's right to repurchase these shares in certain circumstances was to lapse over a period of three years. During 1997, About.com's Board of Directors approved a resolution to cancel these shares in exchange for incentive stock options. Accordingly, on March 20, 1997, About.com canceled 367,802 common shares and exchanged these shares on a one-for-one basis for participation in the 1997 Employee Stock Incentive Plan. These incentive stock options were granted with an exercise price equal to their fair market value, or $0.51 per share, at the date of grant as determined by an independent valuation.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(11) CAPITALIZATION (CONTINUED)
    WARRANTS

    Warrant activity during the periods indicated is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                           WARRANTS   EXERCISE
                                                           GRANTED     PRICE
                                                           --------   --------
Outstanding at December 31, 1996.........................        --    $   --
Granted..................................................   427,003      3.14
Exercised................................................        --        --
Canceled.................................................        --        --
                                                           --------    ------
Outstanding at December 31, 1997.........................   427,003      3.14
Granted..................................................   309,340      5.60
Exercised................................................  (639,636)     3.53
Canceled.................................................   (27,999)     4.60
                                                           --------    ------
Outstanding at December 31, 1998.........................    68,708      9.66
Granted..................................................        --        --
Exercised................................................   (38,448)    13.48
Cancelled................................................        --        --
                                                           --------    ------
Outstanding at December 31, 1999.........................    30,260    $ 4.81
                                                           ========    ======

    All warrants are exercisable and have expiration dates generally ten years from the date of grant.

    The weighted-average fair value of warrants granted during 1998 was $1.03 on the date of grant using a Black Scholes pricing model with the following weighted-average assumptions for 1998: (i) risk-free interest rate-6.0%;
(ii) dividend yield-0.0%; and (iii) expected life-10 years.

    As of December 31, 1998, the following number of warrants to purchase common stock remain outstanding: 8,900 shares at $4.21 per share; 21,360 shares at $5.06 per share; 2,848 shares at $6.32 per share; and 35,600 shares at $14.05 per share.

    As of December 31, 1999, the following number of warrants to purchase common stock remain outstanding: 8,900 shares at $4.21 and 21,360 shares at $5.06 per share.

(12) STOCK OPTION PLAN

    About.com's Board of Directors has authorized 996,800 shares at December 31, 1997 and 1,886,800 shares at December 31, 1998 of its common stock for issuance pursuant to its 1998 Stock Option/Stock Issuance Plan (successor plan to About.com's 1997 Employee Incentive Stock Option Plan). On February 5, 1999, the Board of Directors and shareholders increased the authorized number of shares authorized under the plan by 1,338,085 shares, effectively authorizing 3,224,885 in the aggregate. These options have ten year terms and have been issued at the fair market value of About.com's common stock on the date of the applicable grant (except for certain 1998 and 1999 options issued with exercise prices less than the deemed fair value at the date of grant). Incentive options granted to stockholders who own more than 10%

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(12) STOCK OPTION PLAN (CONTINUED)
of the outstanding stock of About.com must be issued at 110% of the fair market value of the stock on the date that the options are granted.

    On August 20, 1999, the Board of Directors authorized 400,000 shares under About.com's 1999 Non-Officer Stock Option/Stock Issuance Plan, effectively authorizing 3,624,885 shares in the aggregate.

    On December 1, 1999, the Board of Directors authorized an additional 400,000 shares under About.com's 1999 Non-Officer Stock Option/Stock Issuance Plan, effectively authorizing 4,024,885 shares in the aggregate.

    In December 1999, the Board of Directors authorized the assumption of an additional 330,166 shares related to the option plan assumed in the North Sky acquisition, effectively authorizing 4,355,051 shares in the aggregate.

    Stock option activity under the Plan during the periods indicated is as follows:

                                                                                WEIGHTED AVERAGE
                                                              OPTIONS GRANTED    EXERCISE PRICE
                                                              ---------------   ----------------
Outstanding as of December 31, 1996.........................            --           $   --
Granted.....................................................       892,818           $ 0.51
Exercised...................................................       (26,886)            0.51
Canceled....................................................       (97,081)            0.51
                                                                 ---------           ------
Outstanding as of December 31, 1997.........................       768,851             0.51
Granted.....................................................       485,921             1.43
Exercised...................................................       (87,583)            0.90
Canceled....................................................       (38,540)            0.64
                                                                 ---------           ------
Outstanding as of December 31, 1998.........................     1,128,649             0.87
Granted.....................................................     2,775,707            24.71
Exercised...................................................      (503,071)            2.22
Canceled....................................................      (258,684)           23.44
                                                                 ---------           ------
Outstanding as of December 31, 1999.........................     3,142,591           $19.79
                                                                 =========           ======
Exercisable at December 31, 1998............................       477,721           $ 0.55
                                                                 =========           ======
Exercisable at December 31, 1999............................       901,880           $ 7.23
                                                                 =========           ======
Total options available as of December 31, 1998.............       643,682
                                                                 =========
Total options available as of December 31, 1999.............       594,920
                                                                 =========

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(12) STOCK OPTION PLAN (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1999.

                                         WEIGHTED
                                          AVERAGE     WEIGHTED     NUMBER
                            NUMBER       REMAINING    AVERAGE    EXERCISABLE      WEIGHTED
     ACTUAL RANGE OF      OUTSTANDING   CONTRACTUAL   EXERCISE       AT           AVERAGE
     EXERCISE PRICES      AT 12/31/99      LIFE        PRICE      12/31/99     EXERCISE PRICE
  ---------------------   -----------   -----------   --------   -----------   --------------
           $0.32--0.47       203,117        7.8        $ 0.37      142,895         $ 0.36
           $0.51--0.63       425,793        7.2        $ 0.52      417,938         $ 0.52
           $1.01--1.01       133,146        8.5        $ 1.01       43,484         $ 1.01
           $2.81--4.21       278,224        9.1        $ 3.87       65,580         $ 3.30
           $5.51--6.77        46,146        9.6        $ 6.40       16,708         $ 6.46
         $22.38--32.50     1,589,756        8.5        $24.94      192,776         $24.85
         $33.60--49.88       423,659        9.8        $44.34       15,000         $47.50
         $50.50--56.50        42,750        9.4        $51.65        7,499         $51.50
   -------------------     ---------        ---        ------      -------         ------
          $0.32--56.50     3,142,591        8.5        $19.79      901,880         $ 7.23
   ===================     =========        ===        ======      =======         ======

    The weighted-average remaining life of the 3,142,591 and 1,128,649 options outstanding at December 31, 1999 and 1998 is 8.5 and 8.75 years, respectively.

    For the twelve months ended December 31, 1998, About.com recorded deferred compensation expense of approximately $1,716,900, in connection with the grant of certain options to employees and directors, representing the difference between the deemed fair value of About.com's common stock at the date of grant for accounting purposes and the exercise price of the related options. This amount is presented as a reduction of stockholders equity (deficit) and amortized over the vesting period, typically four years, of the applicable options. About.com granted approximately 485,921 options at a weighted average exercise price of $1.43 per share; all of which were granted at less than the deemed fair value at the date of grant. About.com has amortized $478,000 of deferred compensation for the year ended December 31, 1998 of which $27,000 has been included in cost of revenues. About.com has amortized $1.1 million of deferred compensation for the year ended December 31, 1999, which $19,000 has been included in cost of revenue. About.com expects to amortize the following amounts of deferred compensation annually: 2000-$278,600; 2001-$278,600; and 2002-$222,000 (see note 13(b)).

    In September 1997, About.com recorded compensation expense of approximately $3,300 in connection with options granted outside of the Plan to consultants to purchase 49,787 shares of common stock at an exercise price of $0.51 per share. The fair value of the options was determined using the Black-Scholes model and the following assumptions: risk-free interest rate of 5.7%, dividend yield of 0%, expected life of 10 years and volatility of 0%. During the year ended December 31, 1999, 36,509 of these options were exercised.

    About.com also recorded compensation expense of approximately $23,000 in connection with options granted to consultants under the Plan in December 1998 to purchase 5,340 shares of common stock at an exercise price of $4.21 per share. The fair value of the options was determined using the Black-Scholes model and the following assumptions: risk-free interest rate of 6.0%, dividend yield of 0%, and volatility of 0%. During the year ended December 31, 1999, 4,005 of these options have been exercised.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(12) STOCK OPTION PLAN (CONTINUED)
    In March 1999, About.com recorded a non-cash charge of $3.6 million for guide compensation. About.com has granted fully vested, non-qualified stock options to purchase 199,500 shares of common stock at an exercise price of $25.00 per share to substantial majority of its guides. The options have a two year term. Accordingly, such amount was recorded as a non-cash compensation expense in About.com's statement of operations for the three months ended
March 31, 1999 with an offsetting increase in additional paid-in capital. During the year ended December 31, 1999, 32,239 options were exercised.

    Had About.com determined compensation expense based on the fair value on the grant date for its stock options issued to employees under SFAS No. 123, About.com's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       ------------   ------------   -----------
Net loss attributable to common stockholders-as
  reported...........................................  $(55,755,600)  $(16,808,300)  $(8,640,400)
                                                       ============   ============   ===========
Net loss attributable to common stockholders-pro
  forma per SFAS No. 123.............................  $(69,553,400)  $(17,007,500)  $(8,675,900)
                                                       ============   ============   ===========
Basic and diluted net loss per common share-as
  reported...........................................  $      (5.30)  $      (9.71)  $     (4.94)
                                                       ============   ============   ===========
Basic and diluted net loss per common share-pro forma
  per SFAS No. 123...................................  $      (6.61)  $      (9.82)  $     (4.96)
                                                       ============   ============   ===========

    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $25.24, $3.87 and $0.09, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: (i) risk-free interest rate-5.6%, 6% and 5.7%, respectively; (ii) dividend yield-0.0% for all years; and (iii) expected life-4.0, 4.4 and 3.4 years, respectively. As permitted under the provisions of SFAS No. 123, and based on the historical lack of a public market for About.com's options, no factor for volatility has been reflected in the option pricing calculation.

    The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999. The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 125,000 authorized but unissued shares of common stock for issuance under the ESPP. In October 1999, 26,512 shares were purchased by employees through the ESPP.

(13) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    About.com leases certain facilities in New York and White Plains (Westchester County) and equipment under non-cancelable operating leases. These leases generally provide for rental increases at specified intervals. In addition, About.com is a lessee, under several capital lease agreements with third parties for certain equipment. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $791,600, $320,600 and $320,900,
respectively.

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In March and September 1999, About.com entered into two lease agreements to expand its office space in New York. These leases expire on April 30, 2003 and August 31, 2000, respectively. The minimum lease payments under these leases amount to approximately $2.7 million and have been included as part of the minimum lease payment schedule. In December 1999, we entered into a fifteen year lease for approximately 169,000 square feet at 1440 Broadway, New York, New York. The minimum lease payments under this lease amount to approximately
$120.1 million and have been included as part of the minimum lease payment schedule.

    Future minimum lease payments under non-cancelable operating leases and capital leases as of December 31, 1999 are as follows:

                                                      CAPITAL     OPERATING
YEAR                                                   LEASES       LEASES
----                                                  --------   ------------
2000................................................  $161,400   $  3,080,800
2001................................................    18,400      7,190,000
2002................................................        --      7,126,700
2003................................................        --      8,198,100
2004................................................        --      8,063,600
Thereafter..........................................        --     89,037,200
                                                      --------   ------------
      Total minimum lease payments..................   179,800   $122,696,400
                                                                 ============
Less amount representing interest (at rates ranging
  from 9.7% to 18.7%)...............................    12,700
                                                      --------
Present value of net minimum lease payments.........   167,100
Less current installment of obligations under
  capital leases....................................   157,000
                                                      --------
Obligations under capital leases, excluding current
  installments......................................  $ 10,100
                                                      ========

    (B) EMPLOYMENT AGREEMENTS

    At December 31, 1998, About.com had employment agreements with two senior employees that provide for severance benefits, among other items. In the event these agreements are terminated, About.com may be liable for severance up to $420,000 payable during the year following that termination.

    During January 1999, About.com entered into employment arrangements with two employees. The employment arrangements provide for minimum salary levels, and incentive compensation and severance benefits, among other items. About.com granted 133,500 options in the aggregate to the two employees. The exercise price of the options is $4.21 per share. As a result, About.com recorded deferred compensation expense in the first quarter of 1999 of $2,775,400 relating to the 133,500 options for the difference between the deemed fair value of About.com's common stock (the initial public offering price of $25.00 per share for accounting purposes) and the exercise price of that option at the date of grant of $4.21 per share. This amount has been presented as a reduction of stockholders' equity and is being amortized over the four-year vesting period of the applicable options. About.com has amortized $693,800 of deferred compensation for the year ended December 31, 1999. About.com expects to amortize the following

                                ABOUT.COM, INC.

                           DECEMBER 31, 1999 AND 1998

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED) amounts of deferred compensation annually: 2000-$323,700; 2001-$323,700; and 2002-$324,000. Such amount is net of certain options which were forfeited in January 2000 and resulted in a $1.1 million reduction in deferred compensation.

    During November 1999, the Company entered into an exclusive one-year arrangement with a non-public company to provide personal homepage services. The Company agreed to make payments, which are expensed, that are based on the amount of advertising revenue generated on About.com's personal homepages. In addition, the Company received vested and exercisable warrants to purchase 517,484 shares of preferred stock and warrants to purchase an additional 2,069,936 shares of preferred stock which periodically vest upon the achievement of specified performance milestones, as defined. The warrants have an exercise price of $2 per share and a 4-year exercise term. The fair value of these 517,484 warrants was deemed to be insignificant at December 31, 1999.

(14) SUBSEQUENT EVENT--(UNAUDITED)

    On January 28, 2000, About.com announced a definitive agreement to acquire ExpertCentral.com, Inc. ("ExpertCentral") pursuant to the terms of an Agreement and Plan of Reorganization (the "Agreement") dated as of January 14, 2000, by and among the About.com, ExpertCentral and ExpertCentral Acquisition Corp. ("ECAC"), a wholly-owned subsidiary of About.com. Subject to the conditions set forth in the Agreement, ECAC merged with and into ExpertCentral, with ExpertCentral as the surviving corporation.

    The acquisition will be accounted for as a purchase business combination. The consideration paid by About.com in connection with the merger consisted of 496,651 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $31.2 million and the assumption by the Company of options to purchase shares of common stock of ExpertCentral which were exchanged for options to purchase approximately 8,287 of About.com's common stock valued at approximately $508,000. The Company also incurred acquisition costs of approximately $200,000. The difference between the fair market value of ExpertCentral's net tangible assets and the purchase price will be accounted for as goodwill and other purchased intangible assets and will be amortized over the expected period of benefit of three years.

                                  SCHEDULE II

                                ABOUT.COM, INC.
                      VALUATION AND QUALIFYING ACCOUNTS--
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                     BALANCE AT    PROVISION                  BALANCE AT
                                                     BEGINNING    FOR DOUBTFUL                   END
                                                     OF PERIOD      ACCOUNTS     DEDUCTIONS   OF PERIOD
                                                     ----------   ------------   ----------   ----------
For the year ended December 31, 1997:

  Allowance for doubtful accounts..................   $     --      $  6,000      $     --     $  6,000
                                                      ========      ========      ========     ========

For the year ended December 31, 1998:

  Allowance for doubtful accounts..................   $  6,000      $140,000      $     --     $146,000
                                                      ========      ========      ========     ========

For the year ended December 31, 1999:

  Allowance for doubtful accounts..................   $146,000      $763,400      $129,400     $780,000
                                                      ========      ========      ========     ========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Consolidated Financial Statements.

        See Index to Consolidated Financial Statements at Item 8 of this Report.

    (a)(2) Financial Statement Schedules.

        See Schedule II--Valuation and Qualifying Accounts

    (a)(3) Exhibits.

    The following Exhibits are incorporated herein by reference or are filed with this Report as indicated below:

       NUMBER                                   DESCRIPTION
---------------------                           -----------
        2.1             Agreement and Plan of Reorganization, dated as of November
                        30, 1999, by and among About.com, Inc, North Sky, Inc., and
                        About.com Acquisition Corp. (Incorporated by reference to
                        Exhibit 2.1 of the Company's Current Report on Form 8-K,
                        dated December 15, 1999).

        3.1             Second Amended and Restated Certificate of Incorporation.
                        (Incorporated by reference to Exhibit 3.3 of the Company's
                        Registration Statement on Form S-1 ("Registration Statement
                        No. 333-69881")).

        3.2             Amended and Restated Bylaws. (Incorporated by reference to
                        Exhibit 3.5 of Registration Statement No. 333-698881).

        3.3             Certificate of Ownership and Merger changing the name of the
                        Company from MiningCo.com, Inc. to About.com, Inc.
                        (Incorporated by reference to Exhibit 3.3 of the Company's
                        Registration Statement on Form S-1, No. 333-88507)

        4.1 Specimen Common Stock certificate. (Incorporated by reference to Exhibit 4.1 of Registration Statement No.
                        333-69881).

       10.1             1997 Employee Incentive Stock Option Plan. (Incorporated by
                        reference to Exhibit 10.1 of Registration Statement No.
                        333-69881).

       10.2             Amended and Restated 1998 Stock Option/Stock Issuance Plan.
                        (Incorporated by reference to Exhibit 10.9 of Registration
                        Statement No. 333-69881)

       10.3 Second Amended and Restated Investors' Rights Agreement, dated as of March 25, 1999. (Incorporated by reference to Exhibit 10.13 of Registration Statement No. 333-69881).

       10.4             Sublease, dated as of November 1, 1996, by and between the
                        Company and Minet, Inc., and Lease, dated as of January 27,
                        1998, by and between Two Twenty East Limited Partnership and
                        Minet, Inc. (Incorporated by reference to Exhibit 10.4 of
                        Registration Statement No. 333-69881).

       10.5 Form of About.com, Inc. Guide Agreement. (Incorporated by reference to Exhibit 10.5 of Registration Statement No.
                        333-69881).

       10.6 Letter Agreement, dated as of October 20, 1996, by and between the Company and Mr. Scott P. Kurnit, as amended.
                        (Incorporated by reference to Exhibit 10.6 of Registration
                        Statement No. 333-69881).

       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.7             Agreement dated as of January 27, 1998, and Extension of
                        Agreement dated as of January 29, 1999, by and between the
                        Company and GlobalCenter, Inc. (Incorporated by reference to
                        Exhibit 10.7 of Registration Statement No. 333-69881).

       10.8             Letter Agreement, dated as of July 28, 1996, by and between the Company and Mr. Alan Wragg, as amended. (Incorporated by reference to Exhibit 10.8 of Registration Statement No.
                        333-69881).

       10.9 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.10 of Registration Statement No.
                        333-69881).

       10.10            Letter Agreement, dated as of January 11, 1999, by and
                        between the Company and Mr. Todd B. Sloan. (Incorporated by reference to Exhibit 10.11 of Registration Statement No.
                        333-69881).

       10.11            Letter Agreement, dated as of March 16, 1999, by and between the Company and Mr. Scott P. Kurnit. (Incorporated by
                        reference to Exhibit 10.14 of Registration Statement No.
                        333-69881).

       10.12            Amended and Restated 1999 Non-Officer Stock Option/Stock
                        Issuance Plan. (Incorporated by reference to Exhibit 99.3 of the Company's Registration Statement on Form S-8, dated
                        February 17, 2000)

       10.13* Lease, dated December 31, 1999, by and between the Company and 1440 Broadway Partners, L.L.C.

       21.1*            List of Subsidiaries.

       23.1*            Consent of KPMG LLP.

       27.1*            Financial Data Schedule.

------------------------

* Filed with this Report.

    (b) Reports on Form 8-K.

    On October 27, 1999, the Company filed a Form 8-K announcing its financial results for the three and nine months ended September 30, 1999.

    On December 15, 1999, the Company filed a Form 8-K announcing its acquisition of North Sky, Inc.

    (c) Exhibits. See Item 14(a) above.

    (d) Financial Statements and Schedules. See Item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 30th day of March, 2000.

                                                       ABOUT.COM, INC.

                                                       By:             /s/ SCOTT P. KURNIT
                                                            -----------------------------------------
                                                                         Scott P. Kurnit
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on March 30, 2000:

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
                 /s/ SCOTT P. KURNIT                   Chief Executive Officer and Chairman of the
     -------------------------------------------         Board of Directors (Principal Executive
                   Scott P. Kurnit                       Officer)

                  /s/ TODD B. SLOAN
     -------------------------------------------       Chief Financial Officer (Principal Officer and
                    Todd B. Sloan                        Principal Accounting Officer)

                 /s/ FRANK J. BIONDI
     -------------------------------------------       Director
                   Frank J. Biondi

                 /s/ RONALD UNTERMAN
     -------------------------------------------       Director
                   Ronald Unterman

                   /s/ MARC WATSON
     -------------------------------------------       Director
                     Marc Watson

                  /s/ DIXON R. DOLL
     -------------------------------------------       Director
                    Dixon R. Doll

                 /s/ KRISTOPHER WOOD
     -------------------------------------------       Director
                   Kristopher Wood

                               INDEX TO EXHIBITS

       NUMBER                                   DESCRIPTION
---------------------                           -----------
        2.1             Agreement and Plan of Reorganization, dated as of November
                        30, 1999, by and among About.com, Inc, North Sky, Inc., and
                        About.com Acquisition Corp. (Incorporated by reference to
                        Exhibit 2.1 of the Company's Current Report on Form 8-K,
                        dated December 15, 1999).

        3.1             Second Amended and Restated Certificate of Incorporation.
                        (Incorporated by reference to Exhibit 3.3 of the Company's
                        Registration Statement on Form S-1 ("Registration Statement
                        No. 333-69881")).

        3.2             Amended and Restated Bylaws. (Incorporated by reference to
                        Exhibit 3.5 of Registration Statement No. 333-698881).

        3.3             Certificate of Ownership and Merger changing the name of the
                        Company from MiningCo.com, Inc. to About.com, Inc.
                        (Incorporated by reference to Exhibit 3.3 of the Company's
                        Registration Statement on Form S-1, No. 333-88507)

        4.1 Specimen Common Stock certificate. (Incorporated by reference to Exhibit 4.1 of Registration Statement No.
                        333-69881).

       10.1             1997 Employee Incentive Stock Option Plan. (Incorporated by
                        reference to Exhibit 10.1 of Registration Statement No.
                        333-69881).

       10.2             Amended and Restated 1998 Stock Option/Stock Issuance Plan.
                        (Incorporated by reference to Exhibit 10.9 of Registration
                        Statement No. 333-69881)

       10.3 Second Amended and Restated Investors' Rights Agreement, dated as of March 25, 1999. (Incorporated by reference to Exhibit 10.13 of Registration Statement No. 333-69881).

       10.4             Sublease, dated as of November 1, 1996, by and between the
                        Company and Minet, Inc., and Lease, dated as of January 27,
                        1998, by and between Two Twenty East Limited Partnership and
                        Minet, Inc. (Incorporated by reference to Exhibit 10.4 of
                        Registration Statement No. 333-69881).

       10.5 Form of About.com, Inc. Guide Agreement. (Incorporated by reference to Exhibit 10.5 of Registration Statement No.
                        333-69881).

       10.6 Letter Agreement, dated as of October 20, 1996, by and between the Company and Mr. Scott P. Kurnit, as amended.
                        (Incorporated by reference to Exhibit 10.6 of Registration
                        Statement No. 333-69881).

       10.7             Agreement dated as of January 27, 1998, and Extension of
                        Agreement dated as of January 29, 1999, by and between the
                        Company and GlobalCenter, Inc. (Incorporated by reference to
                        Exhibit 10.7 of Registration Statement No. 333-69881).

       10.8             Letter Agreement, dated as of July 28, 1996, by and between the Company and Mr. Alan Wragg, as amended. (Incorporated by reference to Exhibit 10.8 of Registration Statement No.
                        333-69881).

       10.9 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.10 of Registration Statement No.
                        333-69881).

       10.10            Letter Agreement, dated as of January 11, 1999, by and
                        between the Company and Mr. Todd B. Sloan. (Incorporated by reference to Exhibit 10.11 of Registration Statement No.
                        333-69881).

                               INDEX TO EXHIBITS

       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.11            Letter Agreement, dated as of March 16, 1999, by and between the Company and Mr. Scott P. Kurnit. (Incorporated by
                        reference to Exhibit 10.14 of Registration Statement No.
                        333-69881).

       10.12            Amended and Restated 1999 Non-Officer Stock Option/Stock
                        Issuance Plan. (Incorporated by reference to Exhibit 99.3 of the Company's Registration Statement on Form S-8, dated
                        February 17, 2000)

       10.13* Lease, dated December 31, 1999, by and between the Company and 1440 Broadway Partners, L.L.C.

       21.1*            List of Subsidiaries.

       23.1*            Consent of KPMG LLP.

       27.1*            Financial Data Schedule.