Form 10-Q
period 2000-03-31
ABOUT COM INC
filed 2000-05-15
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 3, 2000, there were 17,722,560 shares of the registrant's common stock outstanding.

                                 ABOUT.COM, INC.

                                    FORM 10-Q

                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------

PART I  FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements:

        Consolidated Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999                                    3

        Unaudited Consolidated Statements of Operations for
          the three months ended March 31, 2000 and 1999                       4

        Unaudited Consolidated Statements of Cash Flows for
          the three months ended March 31, 2000 and 1999                       5

        Notes to Unaudited Interim Condensed Consolidated Financial
          Statements                                                           6

ITEM 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk            26

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings                                                     26

ITEM 2: Changes in Securities and Use of Proceeds                             26

ITEM 3: Defaults Upon Senior Securities                                       27

ITEM 4: Submission of Matters to a Vote of Security Holders                   27

ITEM 5: Other Information                                                     27

ITEM 6: Exhibits and Reports on Form 8-K                                      27

ITEM 7: Signatures                                                            28

PART I FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements:

                                 About.com, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                        March 31, 2000     December 31, 1999
                                                                      ------------------  ------------------
                            Assets                                        (Unaudited)

Current assets:
     Cash and cash equivalents                                             $  46,645           $  74,780
     Short-term investments                                                  103,628              86,937
     Accounts receivable, less allowance for doubtful accounts
       of $972 and $780, respectively                                         10,211              11,067
     Prepaid and other current assets                                          2,777               1,354
                                                                           ---------           ---------

                Total current assets                                         163,261             174,138
                                                                           ---------           ---------

Property and equipment, net                                                   13,504               9,401
Goodwill and other intangibles, net                                          106,262              39,183
Long-term investments                                                         13,963              14,197
Other assets, net                                                              5,243               5,162
                                                                           ---------           ---------

                Total assets                                               $ 302,233           $ 242,081
                                                                           =========           =========

                                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                 $  12,745           $  13,421
     Guide fees payable                                                        1,087               1,187
     Deferred revenue                                                          1,964               1,018
     Current portion of notes payable                                            434                 412
     Current installments of obligations under capital leases                  1,265                 157
                                                                           ---------           ---------

                Total current liabilities                                     17,495              16,195
                                                                           ---------           ---------

Notes payable, excluding current portion                                         334                 695
Deferred rent                                                                     14                  21
Obligations under capital leases, excluding current installments                  --                  10

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized,
       no shares issued and outstanding                                           --                  --
     Common stock, $0.001 par value; 50,000,000 shares authorized,
       17,597,777 and 16,175,367 shares isssued and outstanding                   18                  16
     Additional paid-in capital                                              380,848             309,755
     Deferred compensation                                                    (1,598)             (2,859)
     Accumulated deficit                                                     (94,878)            (81,752)
                                                                           ---------           ---------

                Total stockholders' equity                                   284,390             225,160
                                                                           ---------           ---------

     Commitments and contingencies                                                --                  --

                Total liabilities and stockholders' equity                 $ 302,233           $ 242,081
                                                                           =========           =========

See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2000           1999
                                                      ---------      ---------
                                                     (Unaudited)    (Unaudited)

Revenues                                               $ 15,807      $  2,367
                                                       --------      --------

Cost of revenues                                          6,000         2,323
Non-cash compensation                                         5         3,616
                                                       --------      --------

    Gross profit (loss)                                   9,802        (3,572)
                                                       --------      --------

Operating expenses:
    Sales and marketing                                  10,986         5,438
    Product development                                   4,658         1,153
    General and administrative                            3,992         1,403
    Amortization of goodwill and other intangibles        5,503            --
    Non-cash compensation                                   146           374
                                                       --------      --------

Total operating expenses                                 25,285         8,368
                                                       --------      --------

    Loss from operations                                (15,483)      (11,940)
                                                       --------      --------

Other income (expense), net                               2,357            18
                                                       --------      --------

Net loss                                                (13,126)      (11,922)

Cumulative dividends and accretion                           --          (660)
                                                       --------      --------

Net loss attributable to common stockholders           $(13,126)     $(12,582)
                                                       ========      ========

Net loss per common share - basic
    and diluted                                        $  (0.78)     $  (4.07)
                                                       ========      ========

Weighted average shares outstanding                      16,889         3,095
                                                       ========      ========

See accompanying notes to interim condensed consolidated financial statements.

                                 About.com, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                            2000           1999
                                                                                            ----           ----
                                                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net loss                                                                            $ (13,126)     $(11,922)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       6,751           423
         Non-cash compensation expense                                                         151         3,990
         Other                                                                                  (7)           (6)
         Changes in operating assets and liabilities, net of effect of acquisitions:
            Accounts receivable, net                                                         1,004          (554)
            Other assets                                                                    (1,362)         (723)
            Accounts payable and accrued expenses                                           (1,431)        2,459
            Guide fees payable                                                                (100)          (12)
            Deferred revenue                                                                   946            17
                                                                                         ---------      --------

                         Net cash used in operating activities                              (7,174)       (6,328)
                                                                                         ---------      --------

Cash flows used in investing activities:
     Cash paid for acquisitions, net of cash acquired                                          654            --
     Purchase of marketable securities                                                    (178,007)           --
     Sale of marketable securities                                                         161,550            --
     Purchase of intangible assets                                                             (45)           --
     Capital expenditures                                                                   (4,017)       (1,678)
                                                                                         ---------      --------

                         Net cash used in investing activities                             (19,865)       (1,678)
                                                                                         ---------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock related to initial
       public offering and concurrent placement, net                                            --        81,049
     Proceeds from issuance of common stock in connection with
       the exercise of options and warrants                                                  2,248           115
     Proceeds from secured credit facility                                                      --           781
     Repayment of ExpertCentral bridge loans                                                (2,871)           --
     Principal payments under secured credit facility                                         (426)          (73)
     Principal payments under capital leases                                                   (47)          (53)
     Deferred offering/financing costs                                                          --           569
                                                                                         ---------      --------

                         Net cash (used in) provided by financing activities                (1,096)       82,388
                                                                                         ---------      --------

                         Net (decrease) increase in cash and cash equivalents              (28,135)       74,382

         Cash and cash equivalents at beginning of period                                   74,780        10,644
                                                                                         ---------      --------

         Cash and cash equivalents at end of period                                      $  46,645      $ 85,026
                                                                                         =========      ========

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

(2) Summary of Operations and Significant Accounting Policies

      (a) Unaudited Interim Financial Information

      The accompanying unaudited interim condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of About.com at March 31, 2000, and the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of About.com's results of operations for any other future interim period or for a full fiscal year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed financial statements be read in conjunction with About.com's audited financial statements and notes thereto for the year ended December 31, 1999 as included in About.com's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

      About.com has made certain reclassifications within its financial statements to more accurately present the financial results of the Company. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation.

      (b) Principles of Consolidation

      The Company's consolidated financial statements as of December 31, 1999 and for the three months ended March 31, 2000 include the accounts of the Company and its wholly owned subsidiaries from their respective date of acquisition, VantageNet, Inc. from June 14, 1999, North Sky, Inc. from December 15, 1999, ExpertCentral.com, Inc. from January 28, 2000 and Sombasa Media Inc. from March 24, 2000. All significant intercompany balances have been eliminated in consolidation.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

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

      (d) Cash and Cash Equivalents

      About.com considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents, which consists primarily of money market funds and commercial paper were approximately $46.6 million at March 31, 2000 and approximately $74.8 million at December 31, 1999.

      (e) Investments

      Short-term investments are classified as available-for-sale with a maturity date from 90 days to one year and are available to support current operations or to take advantage of other investment opportunities. These investments consist of commercial paper, treasury notes and other government agencies notes which are stated at book value. Realized gains, realized losses and declines in value, judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method and interest earned is included in interest income. Short-term investments were approximately $103.6 million at March 31, 2000 and $86.9 million at December 31, 1999.

      Long-term investments consist entirely of treasury notes. Long-term investments were approximately $14.0 million at March 31, 2000 and $14.2 million at December 31, 1999.

      For the three months ended March 31, 2000 and the year ended December 31, 1999, About.com did not recognize any material gains or losses upon the sale of securities. Dividend and interest income is recognized when earned. At March 31, 2000 and December 31, 1999, the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

      (f) Goodwill

      Goodwill and other purchased intangible assets are stated net of accumulated amortization. For the period ended March 31, 2000, accumulated amortization of goodwill was approximately $6.5 million. For the year ended December 31, 1999, accumulated amortization of goodwill was approximately $1.0 million. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the expected period of benefit of three years.

      (g) Revenue and Expense Recognition

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

      A portion of About.com's revenues are from barter advertisements (agreements whereby About.com trades advertisements on About.com in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on About.com. Barter expense is recognized when About.com's advertisements are run on third-party web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues. Barter advertising revenues and expenses were $781,000 and $237,000 for the three months ended March 31, 2000 and 1999, respectively.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

      At March 31, 2000, accounts receivable included approximately $12,000 of unbilled receivables. Such unbilled receivables represent the recognized sales value of short-term advertising contracts that were earned but not billable to customers. The terms of the related advertising contracts typically require billing at the end of 30, 60 or 90 days from the signing of the contract.

Expense Recognition - Guide Compensation

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

Expense Recognition - Distribution and Syndication Partnerships

      About.com has entered into distribution and syndication partnership agreements that drive traffic to About.com. Through these partnerships, About.com provides content to a partner's web site, and users can link to about.com by clicking on the content. About.com has agreements to provide content to some of the leading Internet service providers, content web sites, search engines/Internet directories and broadband cable-related sites. These short-term agreements typically require About.com to make payments, which are expensed, that are either fixed or are based on the amount of user traffic directed from the partner's site to About.com. About.com's fixed fees are paid on a monthly basis and contracts in which fees are paid in advance are deferred and amortized over the contract term.

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

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

      (j) Basic and Diluted Net Loss Per Common Share

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

      Diluted net loss per common share for the three months ended March 31, 2000 and 1999 does not include the effects of options to purchase 3,090,483 and 2,346,528 shares of common stock, respectively, 21,360 and 65,860 common stock warrants, respectively, or 0 and 6,139,640 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during the period.

      (k) Recent Accounting Pronouncements

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

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Regognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APS Opinion No. 25. "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

      In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

(3) Business and Credit Concentrations

      Financial instruments which subject About.com to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value. The carrying amount of About.com's capital leases and other equipment financing obligations approximates the fair value of these instruments based upon management's best estimate of interest rates which are similar to the rates obtained in its January and February 1999 lease line of credit.

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

      For the three months ended March 31, 2000 and 1999, no customers accounted for over 10% of total revenues generated by About.com and no customers accounted for over 10% of gross accounts receivable.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

(4) Property and Equipment

            Property and equipment consist of the following:
                                                             March 31, 2000  December 31, 1999
                                                             --------------  -----------------
                                                               (Unaudited)

Equipment and computer hardware, including
    assets under capital leases of $664,700                   $ 17,572,900      $ 12,286,300
Leasehold improvements                                             392,500           405,900
Furniture and fixtures                                             367,200           328,800
                                                              ------------      ------------
                                                                18,332,600        13,021,000
Less accumulated depreciation and amortization, including
   assets under capital leases of $530,300, and $487,200,
   respectively                                                 (4,829,100)       (3,619,800)
                                                              ------------      ------------

Total                                                         $ 13,503,500      $  9,401,200
                                                              ============      ============

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

(6) Lease Line of Credit

      During the first quarter of 1999, About.com entered into a lease line of credit for $781,300 to finance capital equipment. Payments due are $268,800 in 2000, $273,300 in 2001 and $7,000 in 2002. The effective rate of the credit facility is 16%.

(7) Acquisitions

      ExpertCentral.com, Inc.

      On January 28, 2000, About.com announced a definitive agreement to acquire ExpertCentral.com, Inc. ("ExpertCentral") pursuant to the terms of an Agreement and Plan of Reorganization (the "ExpertCentral Agreement") dated as of January 14, 2000, by and among the About.com, ExpertCentral and ExpertCentral Acquisition Corp. ("ECAC"), a wholly-owned subsidiary of About.com. Subject to the conditions set forth in the ExpertCentral Agreement, ECAC merged with and into ExpertCentral, with ExpertCentral as the surviving corporation ExpertCentral commenced its historical operations in April 1999.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

      The acquisition has been accounted for as a purchase business combination. The consideration paid by About.com in connection with the merger consisted of 496,651 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $31.2 million and the assumption by the Company of options to purchase shares of common stock of ExpertCentral which were exchanged for options to purchase approximately 8,287 of About.com's common stock valued at approximately $508,000. The Company also incurred acquisition costs of approximately $200,000. The difference between the fair market value of ExpertCentral's net tangible assets and the purchase price was accounted for as goodwill and other purchased intangible assets and will be amortized over the expected period of benefit of three years.

      Sombasa Media Inc.

      On March 27, 2000, About.com announced the acquisition of Sombasa Media Inc. ("Sombasa") pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Sombasa Agreement") dated as of March 20, 2000, by and among the About.com, Sombasa and BDS Corp. ("BDS"), a wholly-owned subsidiary of About.com. Subject to the conditions set forth in the Sombasa Agreement, BDS merged with and into Sombasa, with Sombasa as the surviving corporation. Sombasa commenced its historical operations in April 1999.

      The acquisition has been accounted for as a purchase business combination. The consideration paid by About.com in connection with the merger consisted of 406,673 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $35.6 million and the assumption by the Company of options to purchase shares of common stock of Sombasa which were exchanged for options to purchase approximately 31,495 shares of About.com's common stock valued at approximately $2.6 million. These options have ten year terms and vest over a four year period. The Company also incurred acquisition costs of approximately $20,000. The difference between the fair market value of Sombasa's net tangible liabilities and the purchase price has been accounted for as goodwill and other purchased intangible liabilities and is being amortized over the expected period of benefit of three years.

                                               Acquisition       Net Tangible
Acquired Company        Effective Date             Costs      Assets/(Liabilities)  Intangibles/Goodwill
----------------        --------------             -----      --------------------  --------------------

ExpertCentral          January 14, 2000          $200,000          $(2,716,200)          $34,613,600
Sombasa                March 24, 2000            $ 20,000          $   292,300           $37,967,800

      The following unaudited pro forma consolidated amounts give effect to the above acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period or the date of inception of the acquired companies, if later, by consolidating the results of operations of ExpertCentral and Sombasa with the results of About.com for the three months ended March 31, 2000 and 1999. The acquisitions did not have any effect on the unaudited pro forma consolidated amounts for the three months ended March 31, 1999 as the operations of the acquired companies commenced subsequent to March 31, 1999. Accordingly, for the three months ended March 31, 1999, the unaudited pro forma consolidated amounts are equal to the Company's historical results of operations for the same period. The pro forma adjustments include the elimination of all intercompany transactions.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Continued)

                                                                 Three months ended March 31,
                                                                   2000                1999
                                                                   ----                ----
Revenues                                                      $ 15,996,000        $  2,367,000
Net loss attributable to common stockholders                  $(17,697,000)       $(12,582,000)
Net loss per common share                                     $      (1.03)       $      (4.07)
Weighted average shares used in net loss per common share
  calculation (1)                                               17,260,000           3,095,000

-----------

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the three months ended March 31, 2000 includes the actual weighted average common shares outstanding for the historical period ended March 31, 2000, plus the common shares issued in connection with the acquisitions of ExpertCentral and Sombasa from January 1, 1999 or the date of inception of the acquired companies, if later. The common stock issued in connection with the acquisitions of ExpertCentral and Sombasa was 496,651 and 406,673 shares, respectively.

      The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(8) Supplemental Cash Flow Information

      The amount of cash paid for interest was $50,400 and $33,900 for the three months ended March 31, 2000 and 1999, respectively.

      In March 1999, About.com converted all outstanding shares of convertible preferred stock into 6,139,640 shares of common stock and $341,300 of unsecured promissory notes payable was forgiven in connection with its IPO.

(9) Subsequent Events - Unaudited

      On April 24, 2000, About.com acquired all the assets of AllExperts.com pursuant to an Asset Purchase Agreement.

      The acquisition will be accounted for as an asset purchase. The consideration paid by About.com in connection with the purchase consisted of 38,968 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $1.1 million and $45,000 in cash. The difference between the fair market value of AllExpert's net tangible assets and the purchase price will be accounted for as goodwill and other purchased intangibles and will be amortized over the expected period of benefit of three years.

      On May 12, 2000, About.com acquired Sitetracker Marketing, Inc. ("Sitetracker") pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Agreement") dated as of May 12, 2000, by and among About.com, Sitetracker, Jazz II Acquisition Corp. ("Jazz II"), a wholly-owned subsidiary of About.com, and the shareholders of Sitetracker. Subject to the conditions set forth in the Agreement, Jazz II merged with and into Sitetracker, with Sitetracker as the surviving corporation.

      The acquisition will be accounted for as a purchase business combination. The consideration paid by About.com in connection with the merger consisted of 199,726 newly issued shares of common stock, par value $0.001, of About.com valued at approximately $7.5 million. The Company also incurred acquisition costs of approximately $25,000. The difference between the fair market value of Sitetracker's net tangible assets and the purchase price will be accounted for as goodwill and other purchased intangible assets and will be amortized over the expected period of benefit of three years.

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

      Some agreements with advertisers entitle us to a share of revenues generated by sales of merchandise and services over a particular threshold resulting from direct links from About.com. Through March 31, 2000, we had not recognized any material revenues from these revenue sharing agreements. Any revenues we derive from these revenue sharing agreements will be recognized upon notification from our advertisers of sales attributable to About.com.

      Our agreements with our channel partners are typically at least 12 months in duration and generally require our partners to make payments to us for development, placement and advertising payments. We recognize any development fees and placement fees ratably over the term of the agreement.

      For the three months ended March 31, 2000 and 1999, approximately 5% and 10%, respectively, of our revenues were generated by agreements where we traded advertisements on About.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues. We anticipate that barter revenues will continue to account for less than 10% of our total annual revenues.

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

      Through December 31, 1999, we had recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. We amortize this non-cash expense over the vesting period, typically four years, of the applicable options. Amortization of deferred compensation expense was $1.1 million and $478,000 for the years ended December 31, 1999 and 1998, respectively, of which $19,000 and $27,000 related to deferred compensation expense for the grant of options to operations personnel and has been included in the non-cash compensation expense line item appearing above the gross profit (loss) line. For the three months ended March 31, 2000, amortization of deferred compensation expense was $150,600. We currently expect to amortize the following amounts of deferred compensation expense annually: 2000-$0.6 million; 2001-$0.6 million; and 2002-$0.6 million. Such amount is net of certain options which were forfeited in January 2000 and resulted in a $1.1 million reduction in deferred compensation.

      In June 1999, December 1999, January 2000 and March 2000, we acquired VantageNet, Inc., North Sky, Inc., ExpertCentral.com, Inc. and Sombasa Media Inc., respectively. In connection with these acquisitions, we recorded goodwill and purchased intangibles of $2.5 million, $37.7 million, $34.6 million and $38.0 million, respectively. We are amortizing the goodwill and purchased intangibles related to each of these acquisitions over their expected periods of benefit of three years.

Results of Operations

Revenues

      For the three months ended March 31, 2000, revenues grew to approximately $15.8 million from $2.4 million for the three months ended March 31, 1999. This growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) user traffic on About.com and (3) the number of our sales people. Barter revenue included in these amounts was $781,000 and $237,000, respectively.

Cost of Revenues

      Cost of revenues consists primarily of guide compensation, site hosting and depreciation costs incurred in connection with developing our service, staff costs and related expenses of operations personnel and barter advertising expenses. Cost of revenues were $6.0 million and $2.3 million for the three months ended March 31, 2000 and 1999, respectively. This period-to-period growth in cost of revenues was primarily attributable to an increase in the fees paid to guides, which increased to $2.4 million from $900,000 in 1999 and in site hosting and operations costs, which increased to $2.1 million from $1.1 million in 1999, which was due to growth in user traffic on About.com combined with increased staff costs necessary to support the expansion of our service.

Non-Cash Compensation Expense

      For the three months ended March 31, 2000 and 1999, amortization of deferred compensation expense relating to stock options granted to operations personnel was $5,000 and $4,000 (excluding $3.6 million related to guides), respectively.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, sales commissions, advertising, public relations and research. Sales and marketing expenses were $11.0 million and $5.4 million for the three months ended March 31, 2000 and 1999, respectively. This period-to-period increase in sales and marketing expenses was primarily attributable to increased sales and marketing personnel and related expenses and the expansion of online advertising efforts.

Product Development

      Product development expenses include staff and related costs associated with the design, development and testing of About.com and our systems and editorial personnel costs. Product development expenses were $4.7 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in product development expense was primarily staff and related expenses needed to support the growth and development of About.com.

General and Administrative

      General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees, bad debt expense and other general corporate expenses. General and administrative expenses were $4.0 million, and $1.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, increased general corporate expenses and facility-related expenses necessary to support the growth in our operations.

Non-Cash Compensation Expense

      For the three months ended March 31, 2000 and 1999, amortization of deferred compensation relating to stock options granted to non-operations personnel amounted to $146,000 and $374,000, respectively.

Other Income (Expense), Net

      Other income (expense), net was $2.4 million and $18,000 for the three months ended March 31, 2000 and 1999, respectively. The period-to-period increase was primarily related to increased interest income as a result of our initial public offering and follow-on offering.

Cumulative Dividends and Accretion of Convertible Preferred Stock.

      Cumulative dividends and accretion on our convertible preferred stock amounted to $660,000 for the three months ended March 31 1999.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the private placement of equity securities, the incurrence of indebtedness and the sale of common stock in our public offerings. In March 1999, we received net proceeds of approximately $81.0 million from our initial public offering and a concurrent private placement of shares of our common stock. In October 1999, we received net proceeds of approximately $140.6 million from a follow-on offering. In November 1999, the underwriters exercised their over-allotment option. Net proceeds to About.com from this exercise were approximately $5.1 million.

      To date, we have experienced negative cash flows from operating activities. Net cash used in operating activities was $7.2 million and $6.3 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities resulted primarily from our net losses during these periods, adjusted for certain non-cash and other working capital items.

      Net cash used in investing activities was $20.0 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, net cash used in investing activities consisted primarily of $16.5 million related to purchases, net of sales of marketable securities and $4.0 million of capital expenditures, primarily for the acquisition of equipment. For the three months ended March 31, 1999, net cash used in investing activities related entirely to the acquisition of equipment.

      Net cash (used in) provided by financing activities was ($1.1) million and $82.4 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, net cash used in financing activities consisted primarily of approximately $2.2 million related to the exercise of stock options, which was offset by the repayment of $2.9 million of bridge loans which were acquired in connection with the acquisition of ExpertCentral and $473,000 of payments on capital leases and notes. For the three months ended March 31, 1999, net cash provided by financing activities consisted primarily of approximately $81.0 million in net proceeds received by us in connection with the closing of our initial public offering and concurrent placement in March 1999.

      As of March 31, 2000, we had $164.2 million of cash and cash equivalents, short-term and long-term investments. Our principal capital commitments consisted of obligations outstanding under capital and operating leases and a secured credit facility. We have spent approximately $15.9 million on capital expenditures since inception, excluding capital lease agreements. We anticipate that we will increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We have committed to spend $7.7 million for leasehold improvements and furniture and fixtures related to the relocation of our headquarters office. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

      Our ability to generate significant revenues is uncertain. We have incurred substantial costs to create, launch and enhance About.com and to grow our business. At March 31, 2000, we had an accumulated deficit of $94.9 million. We expect losses from operations and negative cash flow to continue for the foreseeable future as a result of our expansion plans and our continuing significant increases in operating expenses in the next several years. Although we have experienced revenue growth in recent periods, our revenues may not remain at their current level or increase in the future. If our revenues do not increase substantially, we may not achieve profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

New Accounting Pronouncements

      We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Unaudited Interim Condensed Consolidated Financial Statements.

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

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At March 31, 2000, our accumulated deficit was $94.9 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

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

      o our ability to meet the minimum number of advertisements that we are required to deliver to users by many of our advertising contracts, since our failure to do this would result in

      o our deferring recognition of the related revenues and would reduce our available advertising inventory in subsequent periods;

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

Our officers and directors may substantially influence us.

      Our executive officers and directors, in the aggregate, beneficially own approximately 14% of the common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) Sales of Unregistered Securities

            On January 27, 2000, About.com issued an aggregate of 496,651 shares of common stock in exchange for all of the outstanding capital stock of ExpertCentral.com, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each of the former ExpertCentral stockholders was an accredited investor or a sophisticated investor with access to all relevant information necessary to an investment decision.

            On March 2, 2000 we issued 8,900 shares of common stock to Open Text Corporation upon the exercise of warrants by Open Text Corporation. The shares were issued pursuant to an exemption by reason 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Open Text is an accredited investor with access to all relevant information necessary to an investment decision.

            On March 27, 2000, About.com issued an aggregate of 406,673 shares of common stock in exchange for all of the outstanding capital stock of Sombasa Media Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each of the former Sombasa stockholders was an accredited investor or a sophisticated investor with access to all relevant information necessary to an investment decision.

      (d) Use of Proceeds

            On March 29, 1999, we consummated the initial public offering of 3,450,000 shares of our common stock and a concurrent private placement of 107,527 shares of our common stock (collectively, the "Initial Public Offering"). Net proceeds from the Initial Public Offering were approximately $81.0 million.

            From March 31, 1999 to March 31, 2000, we used approximately $67 million of the proceeds from the Initial Public Offering for general corporate purposes, capital expenditures, marketing expenditures related to marketing and branding campaigns, the payment of debt obligations, cash paid in connection with the acquisition of VantageNet and cash paid to retire ExpertCentral bridge loans.

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

ITEM 5. OTHER INFORMATION

            NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a) The following exhibits are filed as part of this report:

            2.1 Agreement and Plan of Merger and Reorganization, dated as of March 20, 2000, among About.com, Inc., BDS Acquisition Corp. and Sombasa Media Inc. (incorporated by reference to Exhibit
                  2.1 of the Company's current report on Form 8-K, dated April 10, 2000).

            27.1  Financial Data Schedule

      (b) Reports on Form 8-K

            On February 14, 2000, About.com filed an Amended Current Report on Form 8-K/A for the purpose of filing the financial statements and pro forma financial information related to the acquisition of North Sky, Inc.

      ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date: May 15, 2000                ABOUT.COM, INC.

                                        By: /s/ Todd B. Sloan
                                            ------------------------------------
                                               Todd B. Sloan
                                               Chief Financial Officer
                                               (Principal Financial Officer)