Form 10-Q
period 2000-06-30
ABOUT COM INC
filed 2000-08-11
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 4, 2000, there were 18,051,701 shares of the registrant's common stock outstanding.

                                 ABOUT.COM, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

 ITEM 1: Consolidated Condensed Interim Financial Statements:

         Unaudited  Consolidated Condensed Balance Sheets as of
         June 30, 2000 and December 31, 1999 ..............................    3

         Unaudited Consolidated Condensed Statements of Operations for
         the three and six months ended June 30, 2000 and 1999 ............    4

         Unaudited Consolidated Condensed Statements of Cash Flows
         for the six months ended June 30, 2000 and 1999 ..................    5

         Notes to Unaudited Consolidated Condensed Interim
         Financial Statements .............................................    6

 ITEM 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   11

 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk .......   25

PART II  OTHER INFORMATION

 ITEM 1: Legal Proceedings ................................................   25

 ITEM 2: Changes in Securities and Use of Proceeds ........................   25

 ITEM 3: Defaults Upon Senior Securities ..................................   26

 ITEM 4: Submission of Matters to a Vote of Security Holders ..............   26

 ITEM 5: Other Information ................................................   27

 ITEM 6: Exhibits and Reports on Form 8-K .................................   27

 ITEM 7: Signatures .......................................................   27

PART I:  FINANCIAL INFORMATION

ITEM 1: Consolidated Condensed Financial Statements:

                                 About.com, Inc.
                 Unaudited Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                                        June 30, 2000   December 31, 1999
                                                                        -------------   -----------------
                      Assets
Current assets:
     Cash and cash equivalents                                             $  27,413        $  74,780
     Short-term investments in marketable securities                         102,157           86,937
     Accounts receivable, less allowance for doubtful accounts
       of $1,250 and $780, respectively                                       13,513           11,067
     Note receivable                                                           5,000               --
     Prepaid and other current assets                                          3,375            1,354
                                                                           ---------        ---------

               Total current assets                                          151,458          174,138
                                                                           ---------        ---------

Property and equipment, net                                                   17,423            9,401
Goodwill and other intangibles, net                                          106,511           39,183
Long-term investments in marketable securities                                13,942           14,197
Equity investment                                                                932               --
Other assets, net                                                              5,231            5,162
                                                                           ---------        ---------

               Total assets                                                $ 295,497        $ 242,081
                                                                           =========        =========

           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                 $  10,030        $  13,421
     Guide fees payable                                                          919            1,187
     Deferred revenue                                                          3,501            1,018
     Current portion of notes payable                                            449              412
     Current installments of obligations under capital leases                     71              157
                                                                           ---------        ---------

               Total current liabilities                                      14,970           16,195
                                                                           ---------        ---------

Notes payable, excluding current portion                                         218              695
Deferred rent                                                                      7               21
Obligations under capital leases, excluding current installments                  --               10

Commitments and contingencies                                                     --               --

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                            --               --
     Common stock, $0.001 par value; 100,000,000 shares authorized,
       18,027,379 and 16,175,367 shares isssued and outstanding                   18               16
     Additional paid-in capital                                              395,487          309,755
     Deferred compensation                                                    (1,448)          (2,859)
     Accumulated deficit                                                    (113,755)         (81,752)
                                                                           ---------        ---------

               Total stockholders' equity                                    280,302          225,160
                                                                           ---------        ---------

               Total liabilities and stockholders' equity                  $ 295,497        $ 242,081
                                                                           =========        =========

                See accompanying notes to unaudited consolidated
                    condensed interim financial statements.

                                 About.com, Inc.
            Unaudited Consolidated Condensed Statements of Operations
               (in thousands, except share and per share amounts)

                                                      Three months ended June 30,               Six months ended June 30,
                                                   --------------------------------        --------------------------------
                                                       2000                1999                2000                1999
                                                   ------------        ------------        ------------        ------------
Revenues                                           $     20,129        $      3,707        $     35,936        $      6,074

Cost of revenues                                          7,139               2,923              13,139               5,246
Non-cash compensation                                     3,039                   5               3,044               3,621
                                                   ------------        ------------        ------------        ------------

   Gross profit (loss)                                    9,951                 779              19,753              (2,793)
                                                   ------------        ------------        ------------        ------------

Operating expenses:
   Sales and marketing                                   11,348              18,346              22,334              23,784
   Product development                                    4,808               1,780               9,466               2,934
   General and administrative                             4,991               1,870               8,983               3,273
   Amortization of goodwill                               9,714                  34              15,217                  34
   Non-cash compensation                                    235                 242                 381                 616
                                                   ------------        ------------        ------------        ------------

Total operating expenses                                 31,096              22,272              56,381              30,641
                                                   ------------        ------------        ------------        ------------

   Loss from operations                                 (21,145)            (21,493)            (36,628)            (33,434)
                                                   ------------        ------------        ------------        ------------

Other income, net                                         2,276                 800               4,633                 819
                                                   ------------        ------------        ------------        ------------

Net loss                                                (18,869)            (20,693)            (31,995)            (32,615)
                                                   ------------        ------------        ------------        ------------

Cummulative dividends and accretion                          --                  --                  --                (660)
                                                   ------------        ------------        ------------        ------------

Net loss attributable to common stockholders       $    (18,869)       $    (20,693)       $    (31,995)       $    (33,275)
                                                   ============        ============        ============        ============

Net loss per common share                          $      (1.06)       $      (1.71)       $      (1.84)       $      (4.38)
                                                   ============        ============        ============        ============

Weighted average shares outstanding                  17,877,262          12,083,097          17,383,012           7,589,028
                                                   ============        ============        ============        ============

                See accompanying notes to unaudited consolidated
                    condensed interim financial statements.

                                 About.com, Inc.
            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                           Six months ended June 30,
                                                                                          --------------------------
                                                                                             2000            1999
                                                                                          ---------        ---------
Cash flows from operating activities:
     Net loss                                                                             $ (31,995)       $ (32,615)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        17,985            1,137
        Non-cash compensation expense                                                         3,425            4,237
        Other                                                                                   (15)             (13)
        Changes in operating assets and liabilities, net of effect of acquisitions:
            Accounts receivable, net                                                         (2,141)          (2,119)
            Other assets                                                                     (1,943)            (216)
            Accounts payable and accrued expenses                                            (3,560)           3,800
            Guide fees payable                                                                 (268)             145
            Deferred revenue                                                                  2,478              160
                                                                                          ---------        ---------

                       Net cash used in operating activities                                (16,034)         (25,484)
                                                                                          ---------        ---------

Cash flows used in investing activities:
     Cash paid for acquisitions, net of cash acquired                                           567             (587)
     Purchase of marketable securities                                                     (315,673)              --
     Sale of marketable securities                                                          300,708               --
     Note receivable                                                                         (5,000)              --
     Equity investment                                                                         (938)              --
     Purchase of intangible assets                                                              (72)            (488)
     Capital expenditures                                                                    (9,376)          (4,846)
                                                                                          ---------        ---------

                       Net cash used in investing activities                                (29,784)          (5,921)
                                                                                          ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock related to initial
       public offering and concurrent placement, net                                             --           81,049
     Proceeds from issuance of common stock in connection with
       the exercise of options and warrants                                                   3,122              132
     Proceeds from secured credit facility                                                       --              781
     Repayment of acquisition bridge loans                                                   (2,871)              --
     Repayment of capital lease                                                              (1,152)              --
     Principal payments under secured credit facility                                          (552)            (162)
     Principal payments under capital leases                                                    (96)            (102)
     Deferred offering/financing costs                                                           --              569
                                                                                          ---------        ---------

                       Net cash (used in) provided by financing activities                   (1,549)          82,267
                                                                                          ---------        ---------

                       Net (decrease) increase in cash and cash equivalents                 (47,367)          50,862

        Cash and cash equivalents at beginning of period                                     74,780           10,644
                                                                                          ---------        ---------

        Cash and cash equivalents at end of period                                        $  27,413        $  61,506
                                                                                          =========        =========

                See accompanying notes to unaudited consolidated
                    condensed interim financial statements.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS

(1) ORGANIZATION AND BUSINESS

      About.com, Inc.'s ("About" or the "Company") Internet service, About.com, is a platform comprised of a network of more than 700 highly-targeted, topic-specific web sites. About's primary source of revenue is from the sale of advertising, which is conducted within one industry segment.

      The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its uncertain profitability, history of losses, anticipated continuing losses, dependence on the Internet and the risks associated with Internet advertising.

(2) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      (A) UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated condensed interim balance sheets, statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of About at June 30, 2000, and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of About's results of operations for any other future interim period or for a full fiscal year.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. It is suggested that these unaudited consolidated condensed interim financial statements be read in conjunction with About's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, as included in About's Form 10-K filed with the SEC on March 30, 2000.

      About has made certain reclassifications within its financial statements to more accurately present the financial results of the Company. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      (B) BASIC AND DILUTED NET LOSS PER COMMON SHARE

      About adopted Statement of Accounting Standards ("SFAS") No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering ("IPO") (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, About has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the three and six month periods ended June 30, 1999 which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1999 when About exercised its right to call those warrants.

      Diluted net loss per common share for the periods ended June 30, 2000 and 1999, does not include the effect of options to purchase 4,828,508 and 2,821,811 shares of common stock and 21,360 and 65,860 warrants to purchase common stock, respectively, as they would not have had a dilutive effect on loss per basic common share due to About's net loss position.

      (C) COMPREHENSIVE LOSS

      As of January 1, 1999, About adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss is comprised of net loss and a foreign currency translation adjustment, related to the equity investment. Comprehensive loss was $18.9 million and $32.0 million for the three and six months ended June 30, 2000.

      (D) RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of FASB 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company as it currently does not engage or plan to engage in derivative instruments or hedging activities.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding certain existing accounting principles for the recognition and classification of revenues in financial statements. The Company has adopted SAB 101, noting no material impact on its results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44"), which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

      In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company is in the process of evaluating the overall impact on its financial statements.

(3) NOTE RECEIVABLE

      Note Receivable consists of a $5 million Senior Secured Promissory Note ("Note") entered into by the Company on June 8, 2000 with Smartshop.com, Inc. ("Smartshop"). The Note accrues interest annually beginning September 8, 2000 at a rate of 9.5%, and all payments of principal and accrued interest are due at maturity, March 8, 2001. At any time prior to March 8, 2001, About may elect to convert all or a portion of the unpaid principal and interest into a pro-ratable number of shares of Series C Preferred Stock ("Stock") of Smartshop, based upon the price per share of the Stock, as defined in the Note.

(4) NON-CASH COMPENSATION

      About recorded non-cash charges of approximately $3.0 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively, for guide compensation. These charges were the result of granting fully vested, non-qualified stock options to purchase 127,400 shares of common stock at an exercise price of $35.75 per share in May 2000, and 199,500 shares of common stock at an exercise price of $25.00 per share in March 1999, to a substantial majority of its guides. The options have a two-year exercise term. Accordingly, such amounts were recorded as a non-cash compensation expense in About's statements of operations for the six months ended June 30, 2000 and 1999, with an offsetting increase to additional paid in capital.

(5) ACQUISITIONS

      On May 12, 2000, About formed Jazz II Acquisition Corporation ("JAC"), a Delaware corporation and wholly owned subsidiary of the Company. JAC was merged into Sitetracker Marketing, Inc. ("Sitetracker"), with Sitetracker as the surviving corporation. As a result of the merger, Sitetracker is a wholly owned subsidiary of About. The consideration paid in connection with the merger approximated $8 million, by new issuance of 199,726 shares of the Company's common stock, valued at $40.14 per share.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      On April 24, 2000, the Company acquired all of the assets of AllExperts.com ("AllExperts"), for a purchase price of approximately $1.2 million, which includes 38,968 newly issued shares of About's common stock, valued at $29.35 per share, and cash consideration of approximately $45,000.

      On March 24, 2000, About acquired Sombasa Media Inc. ("Sombasa") for approximately $38.1 million, including approximately $20,000 of acquisition costs. The consideration consisted of 406,673 newly issued shares of the Company's common stock, valued at $87.61 per share, as well as the assumption of options to purchase shares of common stock of Sombasa that were exchanged for options to purchase approximately 31,495 shares of About's common stock, valued at approximately $2.5 million.

      On January 28, 2000, About acquired ExpertCentral.com, Inc. ("ExpertCentral") for approximately $32.8 million, which includes approximately $200,000 of acquisition costs. The consideration consisted of 510,771 newly issued shares of the Company's common stock, valued at $62.80 per share, as well as the assumption of options to purchase shares of common stock of ExpertCentral that were exchanged for options to purchase approximately 8,287 shares of About's common stock, valued at approximately $500,000.

      On December 15, 1999, About.com Acquisition Corporation, a Delaware corporation formed in November 1999 and wholly owned by the Company, was merged with and into North Sky, Inc. ("North Sky"), a Delaware corporation, with North Sky as the surviving corporation. The consideration of $37.6 million paid by the Company in connection with the merger consisted of 501,585 newly issued shares of common stock, valued at approximately $22.9 million, approximately $80,000 of acquisition related costs and the assumption of options to purchase shares of common stock of North Sky which were exchanged for options to purchase approximately 330,166 shares of About's common stock, valued at approximately $14.6 million.

      On June 14, 1999, About.com Acquisition Corporation, a Delaware corporation formed in June 1999 and wholly owned by the Company, was merged into VantageNet, Inc. ("VantageNet"), with VantageNet as the surviving corporation. As a result of the merger, VantageNet is a wholly owned subsidiary of About. The consideration paid in connection with the merger approximated $2.5 million, which includes cash consideration of approximately $550,000 and the issuance of 65,550 shares of the Company's common stock, valued at $29.75 per share.

      The acquisitions of Sitetracker, AllExperts, Sombasa, ExpertCentral, North Sky and VantegeNet (collectively the "Acquisitions"), have been accounted for as purchase business combinations. The aggregate purchase price of the Acquisitions of approximately $119.3 million, has been preliminarily allocated to the identifiable tangible and intangible assets acquired, based upon their respective fair values. Substantially all of the purchase price was allocated preliminarily to goodwill and other purchased intangibles and is being amortized over a three year period. The preliminary allocation of the aggregated purchase price was performed using values and estimates available as of the respective dates of the Acquisitions.

      The Company's consolidated results of operations includes results of operations from the Acquisitions' as of their respective acquisition dates. The unaudited pro forma information below presents the consolidated results of operations as if the Acquisitions' had occurred at the beginning of the

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

respective periods presented. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated company had the Acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (amounts in thousands, except per share data).

                                            Three months ended June 30,       Six months ended June 30,
                                            ------------------------------------------------------------
                                               2000         1999                  2000          1999
                                               ----         ----                  ----          ----
Total revenues                              $ 20,225      $  4,122              $ 36,397      $  6,776
Net loss attributable to common
  shareholders                              $(19,146)     $(29,739)             $(37,368)     $(42,938)
Net loss per common share (1)               $  (1.07)     $  (2.19)             $  (2.10)     $  (5.07)

Weighted average shares used in
  net loss per common share calculation       17,977        13,590                17,806         8,475

(1) The Company computes net loss per share in accordance with provisions of FAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three and six month periods ended June 30, 2000 and 1999, respectively, plus the common shares issued in connection with the Acquisitions from January 1, 2000 and 1999, respectively. The common stock issued in connection with the Acquisitions was adjusted for the weighted average period such shares were considered to be outstanding during 2000 and 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(6) EQUITY INVESTMENT

      In June 2000, the Company entered into a joint venture, Recruit About.com Japan, Inc. ("Recruit"), to launch a Japanese service. About currently holds a 47.5% interest in this venture and accounts for it under the equity method of accounting. About contributed approximately $938,000 to Recruit during the six months ended June 30, 2000. As the joint venture has not yet commenced operations, About did not record any income/loss in equity investment within the statement of operations for the periods ended June 30, 2000.

      In connection with the joint venture, About entered into an agreement to provide Recruit with a license to use the About.com Intellectual Property, solely for the development, operation, management, marketing and maintenance of the Japan service. In exchange, Recruit has agreed to pay a royalty fee of $3.0 million. Such fee, when received, will not be recorded as revenue but instead netted against the investment.

                                 ABOUT.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ABOUT.COM, INC. ("ABOUT") CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF ABOUT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN ABOUT'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      For the period from our incorporation on June 27, 1996 through April 1997, our operating activities related primarily to the initial development of the About.com network of sites, ("About.com"), recruitment of employees and guides, and the establishment of our organizational and technical infrastructure. Since the launch of our network in April 1997, revenues and operating expenses have increased as we enhanced our network of guides, expanded our editorial and operating staff, improved About.com's functions and features and promoted About.com to increase brand awareness. As part of our marketing efforts, we have conducted online campaigns and, beginning in June 1998, an offline campaign consisting of a national trade magazine print campaign, and outdoor and radio advertisements in selected cities. In the second quarter of 1999, we conducted a significant offline campaign consisting of a national print and television advertising campaign in connection with the launch of the About.com brand.

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

      For the three and six months ended June 30, 2000 and 1999, approximately 3% and 6% and 4% and 7%, respectively, of our revenues were generated by agreements where we traded advertisements on About.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues. We anticipate that barter revenues will continue to account for less than 10% of our total annual revenues.

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

      In connection with payment for outstanding guide service, we granted fully vested, non-qualified stock options to purchase 127,400 shares of common stock to a substantial majority of our guides. The exercise price per share of these options was $35.75 and the options have two-year exercise terms. Since the guides are independent contractors, we recorded non-cash compensation expense of approximately $3 million during the quarter ended June 30, 2000, representing the fair market value of the options at the date of grant. This amount is included in a separate line item above the gross profit (loss) line.

      Through December 31, 1999, we had recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. We amortize this non-cash expense over the vesting period, typically four years, of the applicable options. Amortization of deferred compensation expense was $1.1 million and $478,000 for the years ended December 31, 1999 and 1998, respectively, of which $19,000 and $27,000 related to deferred compensation expense for the grant of options to operations personnel and has been included in the non-cash compensation expense line item appearing above the gross profit (loss) line. For the six months ended June 30, 2000, amortization of deferred compensation expense was $301,200. We currently expect to amortize the following amounts of deferred compensation expense annually: 2000-$0.6 million; 2001-$0.6 million; and 2002-$0.6 million. Such amount is net of certain options which were forfeited in January 2000 and resulted in a $1.1 million reduction in deferred compensation.

      In June 1999, December 1999, January 2000, March 2000,April 2000 and May 2000, we acquired VantageNet, Inc., North Sky, Inc., ExpertCentral.com, Inc., Sombasa Media Inc. AllExperts.com and SiteTracker Marketing, Inc. (the "Acquisitions"), respectively. The Company's Acquisitions were accounted for using the purchase method of accounting. The purchase prices of the Acquisitions have been preliminarily allocated to the identifiable tangible and intangible assets acquired, based upon their respective fair values. In connection with the Acquisitions, About recorded goodwill and purchased intangibles of $2.5 million, $37.7 million, $35.5 million, $38.0 million, $1.2 million and $7.9 million, respectively, which are being amortized over a three year period. The preliminary allocation of the purchase price was performed using values and estimates available as of the dates of the Acquisitions. Operating results of the Acquisitions are included in the unaudited consolidated condensed statements of operations from their respective acquisition dates.

RESULTS OF OPERATIONS

REVENUES

      For the three months ended June 30, 2000, revenues grew to approximately $20.1 million from $3.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, revenue increased to $35.9 million from $6.1 million. This growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) user traffic on About.com and (3) the number of sales people. Barter revenue included in these amounts was approximately $700,000 and $215,200, for the three months ended June 30, 200 and 1999, respectively, and $1.5 million and $452,000 for the six months ended June 30, 2000 and 1999, respectively.

COST OF REVENUES

      Cost of revenues consists primarily of guide compensation, salaries of operations personnel, site hosting and depreciation costs, fees paid to third party websites and barter advertising expenses. Cost of revenues increased to $7.1 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, cost of revenues increased to $13.1 million from $5.2 million. The absolute dollar increase in cost of revenues for the three and six month periods was due to an increase in site hosting costs to support the increase in web site traffic, guide costs, third party website costs and depreciation.

NON-CASH COMPENSATION EXPENSE

      For the three months ended June 30, 2000 and 1999, amortization of deferred compensation relating to stock options granted to operations personnel was $5,000 in each period. For the six months ended June 30, 2000 and 1999, amortization of deferred compensation amounted to $10,000 and $9,300, respectively. In addition, non-cash compensation charges relating to About's grant of fully vested stock options to the guides to purchase 127,400 and 199,500 shares of common stock were included in the six periods ended June 30, 2000 and 1999, respectively. These non-cash compensation charges, which were recorded as a component of cost of revenues in the second quarter of 2000 and the first quarter of 1999, were based on Black Scholes valuations of the options granted to the guides, and amounted to approximately $3.0 million and $3.6 million, respectively.

OPERATING EXPENSES

      Sales and Marketing

            Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, sales commissions, advertising, public relations and research. Sales and marketing expenses were $11.3 million for the three months ended June 30, 2000 and $18.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, sales and marketing expenses decreased to $22.3 million from $23.8 million. These period-to-period decreases were primarily attributable to the launch of our national branding and marketing campaigns which were not carried forward in 2000. The decrease was also attributable to the reduced spending of About's online advertising efforts as well as decreased sales and marketing related expenses, partially offset by increased sales commission as a result of increasing revenue for the Company.

      Product Development

            Product development expenses include personnel and consulting costs associated with the design, development and testing of About.com and About's systems and editorial personnel costs. About expenses its product development costs as incurred. Product development expenses were $4.8 million for the three months ended June 30, 2000 and $1.8 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, product development expenses increased to $9.5 million from $2.9 million. This period-to-period increase was primarily attributable to increased staffing levels and related expenses needed to support the growth and development of About.com. About believes that timely deployment of new and enhanced features and technology are critical to attaining its strategic objectives.

      General and Administrative

            General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal expenses and fees for professional services, as well as bad debt expense and other general corporate charges. General and administrative expenses were $5.0 million for the three months ended June 30, 2000 and $1.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, general and administrative expenses increased to $9.0 million from $3.3 million. This period-to-period increase was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, increased general corporate expenses, facility-related expenses and costs relating to About's operations as a public company.

      Non-Cash Compensation Expense

            For the three months ended June 30, 2000 and 1999, amortization of deferred compensation relating to stock options granted to non-operations personnel amounted to $235,000 and $242,000, respectively. For the six months ended June 30, 2000 and 1999, amortization of deferred compensation on stock options was $301,000 and $616,000, respectively. The decrease in amortization across the periods is attributed to the forfeiture of certain options in January 2000, which resulted in a $1.1 million reduction in deferred compensation.

      Other Income, Net

            Other income, net was $2.3 million and $800,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, other income, net increased to $4.6 million from $819,000. The period-to-period increase was primarily related to increased interest income as a result of the increase in cash related to About's initial public offering and subsequent follow-on offering.

      Cumulative Dividends and Accretion of Convertible Preferred Stock

            Cumulative dividends on About's convertible preferred stock and accretion of costs associated with the convertible preferred stock issuance amounted to $660,000 for the six months ended June 30, 1999. At the date of the initial public offering on March 24, 1999, the preferred shares were converted to shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

            Since its inception, About has financed its operations primarily through the private placement of equity securities, the incurrence of indebtedness and more recently, from its initial public offering and concurrent placement and follow-on offering. In March 1999, About received net proceeds of approximately $81.0 million from its initial public offering and concurrent private placement of shares of About's common stock. In October 1999, About received net proceeds of approximately $140.6 million from a follow-on offering. In November 1999, the underwriters exercised their over-allotment option, creating net proceeds to About of approximately $5.1 million.

            To date, the Company has experienced negative cash flows from operating activities. Net cash used in operating activities was $16.0 million and $25.5 million for the six months ended June 30, 2000 and 1999, respectively. For the period ended June 30, 2000, net cash used in operating activities was primarily attributable to About's net losses during these periods, adjusted for certain non-cash items, a higher level of accounts receivable resulting from an increase in About's revenues and by decreases in accounts payable and accrued expenses, which was offset slightly by deferred revenues. For the period ended June 30, 1999, net cash used in operating activities was primarily attributable to About's net loss, adjusted for certain non-cash items, and a higher level of accounts receivable, which was offset by increases in accounts payable, accrued expenses and deferred revenue.

            Net cash used in investing activities was $29.8 million for the six months ended June 30, 2000 and $5.9 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, net cash used in investing activities related to $9.4 million of capital expenditures, primarily in relation to leasehold improvements and infrastructure necessary to support the About.com service offerings, as well as $5.0 million for a note receivable and $938,000 related to the equity investment in a joint venture. For the six months ended June 30, 1999, net cash used in investing activities related to $4.8 million of capital expenditures, $587,000 related to certain acquisitions and $488,000 related to the purchase of certain intangible assets.

            Net cash used in financing activities was $1.5 million for the six months ended June 30, 2000 and consisted primarily of the retirement of certain debt and capital lease obligations, offset by proceeds from the issuance of common stock related to option exercises. Net cash provided by financing activities was $82.3 million for the six months ended June 30, 1999 and consisted primarily of approximately $81.0 million in net proceeds received by About in connection with the closing of its initial public offering and concurrent placement in March 2000 and $781,000 of proceeds from a secured credit facility.

      As of June 30, 2000, About had $143.5 million of cash and cash equivalents, short-term and long-term investments. About's principal commitments consist of obligations outstanding under capital and operating leases. About has spent approximately $21.3 million on capital expenditures since inception, excluding capital lease agreements. About anticipates that it will increase the Company's capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. About has committed to spend $6.4 million for leasehold improvements and furniture and fixtures related to the relocation of our headquarters. About currently anticipates that the Company will continue to experience significant growth in operating expenses for the foreseeable future and that operating expenses will be a material use of About's cash resources.

      About's ability to generate significant revenues is uncertain. About has incurred substantial costs to create, launch and enhance About.com and to grow its business. At June 30, 2000, About had an accumulated deficit of $113.8 million. About expects losses from operations and negative cash flow to continue for the foreseeable future as a result of its expansion plans and its continuing significant increases in operating expenses in the next several years. Although About has experienced revenue growth in recent periods, About's revenues may not remain at their current level or increase in the future. If About's revenues do not increase substantially, About may not achieve profitability, which would have a material adverse effect on About's business, results of operations and financial condition. Even if About achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

      About currently believes that the net proceeds of its prior offerings, together with existing cash and cash equivalents, short-term and long-term investments, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The Company may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to About, or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote the About brand, develop or enhance the network, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on About's business, results of operations and financial condition. If About raises additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If About raises additional funds by issuing debt, it may be subject to certain limitations on its operations, including limitations on the payment of dividends.

YEAR 2000 COMPLIANCE

      To date, the Company's systems and software have not experienced any material disruption due to the onset of the Year 2000. However, About cannot assure that it will not experience disruptions in the future as a consequence of the Year 2000 bug. The Company cannot quantify the amount of potential exposure, if any, and do not believe it to be material.

NEW ACCOUNTING PRONOUNCEMENTS

      About continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Unaudited Interim Consolidated Condensed Financial Statements.

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

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At June 30, 2000, our accumulated deficit was $113.8 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses.

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

      o the number of Internet users on, and the frequency of their use of, About.com since our advertising revenues are typically based on user traffic;

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

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

      We make content available on About.com and on the web sites of our advertisers and distribution and syndication partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement. Other claims may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on About.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. We could also be exposed to liability for third-party content accessed through About.com's links to other websites or posted by users in chat rooms or bulletin boards offered on our topic-specific sites. Our financial condition could be materially adversely affected if we were found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to customers.

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

      o the impairment of relationships with employees an customers as a result of change in management; and

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

WE DEPEND ON OUR EXECUTIVES AND WILL NEED ADDITIONAL PERSONNEL TO GROW OUR BUSINESS.

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

      In January 1998, we entered into an Internet-hosting agreement with GlobalCenter, Inc. ("GlobalCenter") to maintain all of our production servers at GlobalCenter's Manhattan Data Center. This agreement was extended in January 1999 and is terminable by either party upon 90 days' notice. Our operations depend on GlobalCenter's ability to protect its and our systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by GlobalCenter could have a material adverse effect on our business, results of operations and financial condition.

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

OUR OFFICERS AND DIRECTORS MAY SUBSTANTIALLY INFLUENCE US.

      Our executive officers and directors, in the aggregate, beneficially own approximately 14% of the common stock. These stockholders may be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      CURRENCY RATE FLUCTUATIONS. The Company is exposed to foreign exchange rate fluctuations as About's share of the assets of its foreign equity investment is translated into U.S. dollars. As exchange rates vary, these assets, when translated, may be adversely affected. The effect of foreign rate fluctuations on the Company's results of operations, financial position and cash flows in the quarter ended June 30, 2000 was not material. About does not use derivative financial instruments to limit its foreign currency risk exposure.

      MARKET RISK. About's accounts receivables are subject, in the normal course of business, to collection risks. About regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, About does not anticipate any material losses in this area.

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

      Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impact due to a rise in their interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to change in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Changes in Securities:

      On April 24, 2000, About.com issued an aggregate of 38,968 shares of common stock in exchange for all of the outstanding capital stock of AllExperts.com. The shares were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. The former AllExperts.com stockholder was a sophisticated investor with access to all relevant information necessary to an investment decision.

      On May 12, 2000, About.com issued an aggregate of 199,726 shares of common stock in exchange for all of the outstanding capital stock of SiteTracker Marketing, Inc. ("SiteTracker") The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each of the former SiteTracker stockholders was an accredited investor or a sophisticated investor with access to all relevant information necessary to an investment decision.

      (b) Use of Proceeds

      On March 29, 1999, we consummated the initial public offering of 3,450,000 shares of our common stock and a concurrent private placement of 107,527 shares of our common stock (collectively, the "Initial Public Offering"). Net proceeds from the Initial Public Offering were approximately $81.0 million.

      On November 3, 1999 and November 17, 1999, we consummated the follow-on offering of 3,110,000 shares of our common stock (the "Follow-on Offering"). Net proceeds from the Follow-on Offering were approximately $145.7 million

      From March 31, 1999 to June 30, 2000, we used all of the proceeds from the Initial Public Offering for general corporate purposes, capital expenditures, marketing expenditures related to marketing and branding campaigns, the payment of debt obligations, cash paid in connection with the acquisition of VantageNet and cash paid to retire ExpertCentral bridge loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 9, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Scott P. Kurnit (with 14,888,438 affirmative votes and 4,142 votes withheld), Frank J. Biondi, Jr. (with 14,888,438 affirmative votes and 4,142 votes withheld), Stanley Fung (with 14,888,438 affirmative votes and 4,142 votes withheld), Daphne Kis (with 14,848,387 affirmative votes and 44,193 votes withheld), Ronald Unterman (with 14, 888,438 affirmative votes and 4,142 votes withheld) and Kristopher A. Wood (with 14,848,387 affirmative votes and 44,193 votes withheld).

      The stockholders also ratified the appointment of KPMG LLP as the independent accountants for the Company for the year ending December 31, 2000 (with 14,797,251 shares voting for, 92,412 against and 2,917 abstaining).

      The stockholders also approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 (with 14,348,228 shares voting for, 541,829 against and 2,523 abstaining).

      The stockholders also approved and amendment to the Company's Amended and Restated 1998 Stock Option/Stock Issuance Plan (the "Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Plan by an additional 4,000,000 shares (with 10,836,023 shares voting for, 2,411,518 against, 3,266 abstaining and 1,641,773 unvoted).

ITEM 5. OTHER INFORMATION

      NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            3.1 Second Amendment and Restated Certificate of Incorporation, as amended by a Certificate of Ownership and Merger and a Certificate of Amendment, filed on May 9, 2000.

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K:

            1) On June 21, 2000, the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, announcing that it had changed its certifying accountant from KPMG, LLP to Ernst & Young LLP effective June 15, 2000, based upon recommendation by the Audit Committee of the Company's Board of Directors.

            2) On April 10, 2000, the Company filed a report on Form 8-K, pursuant to Item 2 of such Form, announcing that it acquired Sombasa Media Inc. on March 27, 2000.

ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000          ABOUT.COM, INC.


                               By:  /s/ Todd B. Sloan
                                    --------------------------------------------
                                    Todd B. Sloan
                                    Chief Financial Officer (Principal Financial
                                    Officer)