Form 10-Q
period 2000-09-30
ABOUT COM INC
filed 2000-11-13
CIK 1075314

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            1440 BROADWAY, 19TH FLOOR
                            NEW YORK, NEW YORK 10018
              (Address of Principal Executive Officer and Zip Code)
                                 (212) 204-4000
              (Registrant's Telephone Number, Including Area Code)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 10, 2000, there were 19,766,665 shares of the registrant's common stock outstanding.

                                 ABOUT.COM, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                             Page
                                                                                            Number
PART I      FINANCIAL INFORMATION

 ITEM 1:    Consolidated Condensed Interim Financial Statements:

            Unaudited Consolidated Condensed Balance Sheets as of September 30,
            2000 and December 31, 1999.....................................................    3

            Unaudited Consolidated Condensed Statements of Operations for the three
            and nine months ended September 30, 2000 and 1999 .............................    4

            Unaudited Consolidated Condensed Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999.......................................    5

            Notes to Unaudited Consolidated Condensed Interim Financial Statements.........    6

 ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results
            of Operations..................................................................   12

 ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.....................   26

PART II     OTHER INFORMATION

 ITEM 1:    Legal Proceedings..............................................................   26

 ITEM 2:    Changes in Securities and Use of Proceeds......................................   26

 ITEM 3:    Defaults Upon Senior Securities................................................   27

 ITEM 4:    Submission of Matters to a Vote of Security Holders............................   27

 ITEM 5:    Other Information..............................................................   27

 ITEM 6:    Exhibits.......................................................................   27

 ITEM 7:    Signatures.....................................................................   27

PART I: FINANCIAL INFORMATION

ITEM 1:     Consolidated Condensed Interim Financial Statements:

                                 About.com, Inc.
                 Unaudited Consolidated Condensed Balance Sheets
               (in thousands, except share and per share amounts)

                                                                  September 30, 2000   December 31, 1999
                                                                  ------------------   ------------------
                          Assets

Current assets:
     Cash and cash equivalents                                         $  53,225              $  74,780
     Short-term investments in marketable securities                      66,589                 86,937
     Accounts receivable, less allowance for doubtful accounts
       of $2,151 and $780, respectively                                   14,977                 11,067
     Prepaid and other current assets                                      2,466                  1,354
                                                                       ---------              ---------

               Total current assets                                      137,257                174,138
                                                                       ---------              ---------

Property and equipment, net                                               22,716                  9,401
Goodwill and other intangibles, net                                      111,262                 39,183
Long-term investments in marketable securities                            13,967                 14,197
Note receivable                                                            5,150                     --
Equity investment                                                          2,620                     --
Other assets, net                                                          5,594                  5,162
                                                                       ---------              ---------

               Total assets                                            $ 298,566              $ 242,081
                                                                       =========              =========

               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                             $  15,327              $  13,421
     Guide fees payable                                                    1,081                  1,187
     Deferred revenue                                                      1,666                  1,018
     Current portion of notes payable                                        456                    412
     Current installments of obligations under capital leases                123                    157
                                                                       ---------              ---------

               Total current liabilities                                  18,653                 16,195
                                                                       ---------              ---------

Notes payable, excluding current portion                                     106                    695
Deferred rent                                                                 --                     21
Obligations under capital leases, excluding current installments              43                     10

Commitments and contingencies                                                 --                     --

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                        --                     --
     Common stock, $0.001 par value; 100,000,000 shares authorized,
       18,462,290 and 16,175,367 shares isssued and outstanding               18                     16
     Additional paid-in capital                                          409,745                309,755
     Deferred compensation                                                (1,587)                (2,859)
     Accumulated deficit                                                (128,372)               (81,752)
     Accumulated other comprehensive loss                                    (40)                    --
                                                                       ---------              ---------

               Total stockholders' equity                                279,764                225,160
                                                                       ---------              ---------

               Total liabilities and stockholders' equity              $ 298,566              $ 242,081
                                                                       =========              =========


       See accompanying notes to unaudited consolidated condensed interim financial statements.

                                 About.com, Inc.
            Unaudited Consolidated Condensed Statements of Operations
               (in thousands, except share and per share amounts)

                                              Three months ended September 30,   Nine months ended September 30,
                                              --------------------------------   -------------------------------
                                                    2000           1999                 2000            1999
                                               ------------    ------------        ------------    ------------
Revenue                                        $     26,819    $      7,884        $     62,755    $     13,958

Cost of revenue                                      10,327           4,090              23,466           9,336
Non-cash compensation                                     5               5               3,049           3,626
                                               ------------    ------------        ------------    ------------

   Gross profit                                      16,487           3,789              36,240             996
                                               ------------    ------------        ------------    ------------

Operating expenses:
   Sales and marketing                               12,341          12,506              34,675          36,290
   Product development                                4,507           2,258              13,973           5,191
   General and administrative                         5,038           2,430              14,021           5,704
   Amortization of goodwill                          11,109             206              26,326             240
   Non-cash compensation                                284             242                 665             857
                                               ------------    ------------        ------------    ------------

Total operating expenses                             33,279          17,642              89,660          48,282
                                               ------------    ------------        ------------    ------------

   Loss from operations                             (16,792)        (13,853)            (53,420)        (47,286)
                                               ------------    ------------        ------------    ------------

Other income, net                                     2,168             680               6,800           1,499
                                               ------------    ------------        ------------    ------------

Net loss                                            (14,624)        (13,173)            (46,620)        (45,787)
                                               ------------    ------------        ------------    ------------

Cummulative dividends and accretion                      --              --                  --            (660)
                                               ------------    ------------         ------------    ------------

Net loss attributable to common stockholders   $    (14,624)   $    (13,173)       $    (46,620)   $    (46,447)
                                               ============    ============        ============    ============

Net loss per common share                      $      (0.80)   $      (1.08)       $      (2.64)   $      (5.08)
                                               ============    ============        ============    ============

Weighted average shares outstanding              18,256,770      12,205,151          17,676,390       9,139,091
                                               ============    ============        ============    ============


  See accompanying notes to unaudited consolidated condensed interim financial statements.

                                 About.com, Inc.
            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                                               Nine months ended September 30,
                                                                               ----------------------------------
                                                                                      2000         1999
                                                                                   ---------    ---------
Cash flows used in operating activities:
  Net loss                                                                         $ (46,620)   $ (45,787)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    30,837        2,191
     Non-cash compensation expense                                                     3,714        4,483
     Other                                                                               (21)         (19)
     Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable, net                                                      (2,853)      (4,731)
        Other assets, net                                                             (1,072)      (1,388)
        Accounts payable and accrued expenses                                         (2,287)       7,033
        Guide fees payable                                                              (106)         188
        Deferred revenue                                                                 582          447
                                                                                   ---------    ---------

                 Net cash used in operating activities                               (17,826)     (37,583)
                                                                                   ---------    ---------

Cash flows used in investing activities:
  Cash paid for acquisitions, net of cash acquired                                       383         (587)
  Purchase of marketable securities                                                 (435,655)          --
  Sale of marketable securities                                                      456,232           --
  Note receivable                                                                     (5,150)          --
  Equity investment                                                                   (2,660)          --
  Purchase of intangible assets                                                         (134)        (651)
  Capital expenditures                                                               (16,326)      (6,280)
                                                                                   ---------    ---------

                 Net cash used in investing activities                                (3,310)      (7,518)
                                                                                   ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock related to initial
    public offering and concurrent placement, net                                         --       81,049
  Proceeds from issuance of common stock in connection with
    the exercise of options and warrants                                               5,055          237
  Proceeds from secured credit facility                                                   --          781
  Repayment of acquisition bridge loans                                               (2,871)          --
  Repayment of acquisition capital lease                                              (1,152)          --
  Repayment of acquisition note payable                                                 (657)          --
  Principal payments under secured credit facility                                      (658)        (253)
  Principal payments under capital leases                                               (136)        (159)
  Deferred offering/financing costs                                                       --          569
                                                                                   ---------    ---------
                 Net cash (used in) provided by financing activities                    (419)      82,224
                                                                                   ---------    ---------

                 Net (decrease) increase in cash and cash equivalents                (21,555)      37,123

        Cash and cash equivalents at beginning of period                              74,780       10,644
                                                                                   ---------    ---------

        Cash and cash equivalents at end of period                                 $  53,225    $  47,767
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

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS

(1)  Organization and Business

      About.com, Inc.'s ("About" or the "Company") Internet service, About.com, is a platform comprised of a network of more than 700 highly-targeted, topic-specific web sites. About's primary source of revenue is from the sale of advertising, which is conducted within one operating segment.

      The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its uncertain profitability, its history of losses, anticipated continuing losses, dependence on the Internet and the risks associated with Internet advertising.

      On October 29, 2000, About entered into an Agreement and Plan of Merger (the "Merger"), with PRIMEDIA Inc., ("Primedia") whereby About will merge with and become a subsidiary of Primedia, in a transaction valued at approximately $690 million, which is based upon the closing stock prices of Primedia and About on October 27, 2000. The Merger has been approved by the Board of Directors of both companies, and will enable the About stockholders to receive 2.3409 shares of Primedia's common stock for each share of About's common stock that they own. Consummation of this transaction is subject to certain conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval by About's stockholders and other customary closing conditions. The Merger is expected to be completed in the first quarter of fiscal 2001.

      In addition to the above Merger, the Company entered into additional business arrangements with Primedia, including contracts to purchase approximately $72 million of advertising and promotional services from Primedia in exchange for an aggregate of 2,016,806 shares of common stock of the Company. Except in limited circumstances, these other arrangements will remain in effect regardless of whether the Merger is completed.

(2)  Summary of Operations and Significant Accounting Policies

      (a) Unaudited Interim Financial Information

      The accompanying unaudited consolidated condensed interim balance sheets, statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of About at September 30, 2000, and the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of About's results of operations for any other future interim period or for a full fiscal year.

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

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      (b) Basic and Diluted Net Loss Per Common Share

      About adopted Statement of Accounting Standards ("SFAS") No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering ("IPO") (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As a result, About has included 218,890 shares of common stock in the calculation of basic and diluted net loss per common share for the three and nine month periods ended September 30, 1999 which relate to certain investor warrants issued for nominal consideration, all of which were exercised in December 1999 when About exercised its right to call those warrants.

      Diluted net loss per common share for the periods ended September 30, 2000 and 1999, does not include the effect of options to purchase 5,158,723 and 2,810,123 shares of common stock and 21,360 and 65,860 warrants to purchase common stock, respectively, as they would not have had a dilutive effect on loss per basic common share due to About's net loss position.

      (c) Comprehensive Loss

      As of January 1, 1999, About adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss is comprised of net loss and foreign currency translation adjustments, related to the Company's equity investment. Comprehensive loss was $14.7 million and $13.2 million for the three months ended September 30, 2000, and 1999, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive loss was $46.7 million and $46.4 million, respectively.

      (d) Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of FASB 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted this statement, noting no effect on operations as it currently does not engage or plan to engage in derivative instruments or hedging activities.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding certain existing accounting principles for the recognition and classification of revenue within financial statements. The Company has adopted SAB 101, noting no material impact on its results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44"), which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN No. 44 did not have a significant impact on the Company's results of operations.

      In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has applied the guidance as described by Issue 00-2, noting no material impact on its results of operations.

(3)  Note Receivable

      Note receivable consists of a $5.15 million Senior Secured Promissory Note ("Note") entered into by the Company on June 8, 2000 with Smartshop.com, Inc. ("Smartshop"), which matures on March 8, 2001. Effective October 31, 2000, the Note was amended to increase the principal to approximately $8.5 million, and the Company simultaneously entered into a Series C Preferred Stock Purchase Agreement ("Preferred Stock Agreement") with Smartshop, whereby the Company has agreed to purchase 6,296,295 shares of Smartshop's Series C Preferred Stock, for approximately $8.5 million, through the conversion of the unpaid Note. The conversion of the Note (and resulting purchase of shares) is contingent upon a second closing of financing for Smartshop, as defined in the Preferred Stock Agreement.

(4)  Non-cash Compensation

      About recorded non-cash charges of approximately $3.0 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively, for guide compensation. These charges were the result of granting fully vested, non-qualified stock options to purchase 127,400 shares of common stock at an exercise price of $35.75 per share in May 2000, and 199,500 shares of common stock at an exercise price of $25.00 per share in March 1999, to a substantial majority of its guides. The options have a two-year exercise term. Accordingly, such amounts were recorded as a non-cash compensation expense in About's statements of operations for the nine months ended September 30, 2000 and 1999, with an offsetting increase to additional paid in capital.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

(5)  Acquisitions

      On August 31, 2000, OSW Acquisition Corporation, a New York corporation and wholly owned subsidiary of the Company, was merged with and into OneStopWinning.com, Inc. ("OSW"), a New York corporation, with OSW as the surviving corporation. The consideration of $2.8 million paid by the Company in connection with the merger consisted of 69,367 newly issued shares of common stock, and approximately $10,000 of acquisition related costs.

      On August 5, 2000, WANM Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, was merged with and into WiseAds New Media, Inc. ("WiseAds"), a Delaware corporation, with WiseAds as the surviving corporation. The consideration of $9.7 million paid by the Company in connection with the merger consisted of 236,066 newly issued shares of common stock, valued at $7.4 million, approximately $300,000 of acquisition related costs and the assumption of options to purchase shares of common stock of WiseAds which were exchanged for options to purchase 88,683 shares of About's common stock, valued at approximately $2.0 million.

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

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

      The acquisitions of OSW, WiseAds, Sitetracker, AllExperts, Sombasa and ExpertCentral (collectively the "Acquisitions"), have been accounted for as purchase business combinations. The aggregate purchase price of the Acquisitions of approximately $92.6 million, has been preliminarily allocated to the identifiable tangible and intangible assets acquired, based upon their respective fair values. Substantially all of the purchase price was allocated preliminarily to goodwill and other purchased intangibles and is being amortized over a three year period. The preliminary allocation of the aggregated purchase price was performed using values and estimates available as of the respective dates of the Acquisitions.

      The Company's consolidated results of operations includes results of operations from the Acquisitions' as of their respective acquisition dates. The unaudited pro forma information below presents the consolidated results of operations as if the Acquisitions' had occurred at the beginning of the respective periods presented. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the Acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (amounts in thousands, except per share data).


                                   Three months ended        Nine months ended
                                      September 30,            September 30,
                                   ---------------------------------------------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Total revenues                     $ 27,842    $  8,987    $ 70,434    $ 16,094
Net loss attributable to
  common shareholders              $(18,108)   $(24,197)   $(59,094)   $(70,204)

Net loss per common share(1)       $  (0.98)   $  (1.72)   $  (3.25)   $  (6.73)

Weighted average shares
  used in net loss per
  common share calculation           18,393      14,046      18,209      10,435

---------------

(1) The Company computes net loss per share in accordance with provisions of FAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three and nine month periods ended September 30, 2000 and 1999, respectively, plus the common shares issued in connection with the Acquisitions from January 1, 2000 and 1999, respectively. The common stock issued in connection with the Acquisitions was adjusted for the weighted average period such shares were considered to be outstanding during 2000 and 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

                                 ABOUT.COM, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL
                                   STATEMENTS
                                   (Continued)

(6)  Equity Investment

      In June 2000, the Company entered into a joint venture, Recruit About.com Japan, Inc. ("Recruit"), to launch a Japanese internet service. About currently holds a 47.5% interest in this venture and accounts for it under the equity method of accounting, utilizing a quarterly lag on the recognition of About's share of income (loss) from the investment. About contributed approximately $3.6 million to Recruit during the nine months ended September 30, 2000.

In connection with the joint venture, About entered into an agreement to provide Recruit with a license to use the About.com Intellectual Property, solely for the development, operation, management, marketing and maintenance of the Japan service. In exchange, Recruit agreed to pay a royalty fee of $3.0 million. Approximately $947,000 of the royalty fee has been received as of September 30, 2000, and is recorded as an offset to the investment.

(7)  Subsequent Event

      On October 26, 2000, About acquired all of the assets of Glowbug.com, Inc. ("Glowbug") for approximately $21.4 million. The consideration consisted of 860,268 newly issued shares of the Company's common stock, valued at $24.56 per share, as well as $20,000 in acquisition costs. In addition, the Company assumed options to purchase shares of common stock of Glowbug which were exchanged for options to purchase approximately 39,968 shares of About's common stock, valued at $268,000.

      On October 29, 2000, About entered into an Agreement and Plan of Merger with Primedia whereby About will merge with and become a subsidiary of Primedia. For additional details describing the transaction, see Note 1.

                                 ABOUT.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ABOUT.COM. INC. ("ABOUT") CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF ABOUT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ABOUT'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN ABOUT'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

      Advertisers on About.com enter into agreements of typically between two months and two years in duration. Pursuant to these agreements, we generally guarantee a minimum number of impressions, or the number of times that an advertisement is delivered to users of About.com, which are delivered over a specified period of time at a fixed rate. Revenue from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract, and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on About.com are recorded as deferred revenue and are recognized as revenue ratably as the advertisements are displayed. To the extent these minimum guaranteed impression levels are not met ratably over the contract period, we defer recognition of the corresponding pro rata portion of the revenue related to such unfulfilled obligation until the guaranteed impression levels are achieved. When there is no guarantee that we deliver a minimum number of impressions over a specified period, we recognize revenue in the period in which the impressions are delivered.

      Our agreements with our channel partners are typically at least 12 months in duration and generally require our partners to make payments to us for development, placement and advertising payments. We recognize any development fees and placement fees ratably over the term of the agreement.

      For the three and nine months ended September 30, 2000 and 1999, less than 10% of our revenue was generated by agreements where we traded advertisements on About.com in exchange for advertisements on third-party web sites without receiving any cash payment. The corresponding expenses from these barter arrangements, which equal the amount of the barter revenues from these arrangements, are included as a component of cost of revenues. We anticipate that barter revenue will continue to account for less than 10% of our total annual revenue.

      Guide compensation is included as a component of cost of revenue. We currently compensate guides at an amount equal to the greater of a monthly minimum guarantee or a percentage of net advertising revenue generated in the About.com network. This revenue is distributed among the guides based on the user traffic on their respective topic-specific sites as a percentage of traffic for the whole network. Guides are also currently entitled to share a percentage of net transaction revenue and net syndication revenue.

      In connection with payment for outstanding guide service, we granted fully vested, non-qualified stock options to purchase 127,400 shares of common stock to a substantial majority of our guides, in May 2000. The exercise price per share of these options was $35.75 and the options have two-year exercise terms. Since the guides are independent contractors, we recorded non-cash compensation expense of approximately $3.0 million during the nine months ended September 30, 2000, representing the fair market value of the options at the date of grant. This amount is included in a separate line item above the gross profit line.

      Through December 31, 1999, we had recorded deferred compensation expense of approximately $4.5 million in connection with the grant of stock options to employees and directors, representing the difference between the deemed value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. We amortize this non-cash expense over the vesting period, typically four years, of the applicable options. Amortization of deferred compensation expense was $1.1 million and $478,000 for the years ended December 31, 1999 and 1998, respectively, of which $19,000 and $27,000 related to deferred compensation expense for the grant of options to operations personnel and has been included in the non-cash compensation expense line item appearing above the gross profit (loss) line. For the nine months ended September 30, 2000, amortization of deferred compensation expense was $590,000. We currently expect to amortize the following amounts of deferred compensation expense annually: 2000-$864,000; 2001-$768,000; and 2002-$546,000. Such amount is net of certain options which were forfeited in January 2000 and resulted in a $1.1 million reduction in deferred compensation.

      In January 2000, March 2000, April 2000, May 2000 and August 2000, we acquired ExpertCentral.com, Inc., Sombasa Media Inc. AllExperts.com SiteTracker Marketing, Inc., WiseAds New Media, Inc. and OneStopWinning.com, Inc. (the "Acquisitions"), respectively. The Company's Acquisitions were accounted for using the purchase method of accounting. The purchase prices of the Acquisitions have been preliminarily allocated to the identifiable tangible and intangible assets acquired, based upon their respective fair values. In connection with the Acquisitions, About recorded goodwill and purchased intangibles of $92.6 million, which is being amortized over a three year period. The preliminary allocations of the Acquisitions' purchase prices were performed using values and estimates available as of the dates of the Acquisitions. Operating results of the Acquisitions are included in the unaudited consolidated condensed statements of operations from their respective acquisition dates.

      On October 29, 2000, About entered into an Agreement and Plan of Merger (the "Merger"), with PRIMEDIA Inc., ("Primedia") whereby About will merge with and become a subsidiary of Primedia, in a transaction valued at approximately $690 million, which is based upon the closing stock prices of Primedia and About on October 27, 2000. The Merger has been approved by the Board of Directors of both companies, and will enable the About stockholders to receive 2.3409 shares of Primedia's common stock for each share of About's common stock that they own. Consummation of this transaction is subject to certain conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval by About's stockholders and other customary closing conditions. The Merger is expected to be completed in the first quarter of fiscal 2001.

Results of Operations

Revenue

      For the three months ended September 30, 2000, revenue grew to approximately $26.8 million from $7.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, revenue increased to $62.8 million from $14.0 million. This growth was primarily attributable to an increase in (1) the number of advertisers and the average commitment per advertiser, (2) user traffic on About.com and (3) the number of sales people. Barter revenue included in these amounts was approximately $1.5 million and $785,000, for the three months ended September 30, 2000 and 1999, respectively, and $3.0 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively.

Cost of Revenue

      Cost of revenue consists primarily of guide compensation, salaries of operations personnel, site hosting and depreciation costs, fees paid to third party websites and barter advertising expense. Cost of revenue increased to $10.3 million for the three months ended September 30, 2000 from $4.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, cost of revenue increased to $23.5 million from $9.3 million. The absolute dollar increase in cost of revenue for the three and nine month periods was due to an increase in site hosting costs to support the increase in web site traffic, guide costs, third party website costs and depreciation.

Non-Cash Compensation Expense

      For the three months ended September 30, 2000 and 1999, amortization of deferred compensation relating to stock options granted to operations personnel was $5,000 in each period. For the nine months ended September 30, 2000 and 1999, amortization of deferred compensation amounted to $15,000 and $14,300, respectively. In addition, non-cash compensation charges relating to About's grant of fully vested stock options to the guides to purchase 127,400 and 199,500 shares of common stock were included in the nine periods ended September 30, 2000 and 1999, respectively. These non-cash compensation charges, which were recorded as a component of cost of revenue in the second quarter of 2000 and the first quarter of 1999, were based on Black Scholes valuations of the options granted to the guides, and amounted to approximately $3.0 million and $3.6 million, respectively.

Operating Expenses

   Sales and Marketing

      Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, advertising, public relations and research. Sales and marketing expense was $12.3 million for the three months ended September 30, 2000 and $12.5 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, sales and marketing expense decreased to $34.7 million from $36.3 million. These period-to-period decreases were primarily attributable to the reduced spending of About's online advertising efforts as well as decreased sales and marketing related expenses, which is offset by increased salaries associated with an increase in the sales force, as well as increased sales commissions as a result of the Company's increasing revenue.

   Product Development

      Product development expense includes personnel and consulting costs associated with the design, development and testing of About.com and About's systems and editorial personnel costs. About expenses its product development costs as incurred. Product development expense was $4.5 million for the three months ended September 30, 2000 and $2.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, product development expenses increased to $14.0 million from $5.2 million. These period-to-period increases were primarily attributable to increased staffing levels and related expenses needed to support the growth and development of About.com. About believes that timely deployment of new and enhanced features and technology are critical to attaining its strategic objectives.

   General and Administrative

      General and administrative expense consists primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal expenses and fees for professional services, as well as bad debt expense and other general corporate charges. General and administrative expense was $5.0 million for the three months ended September 30, 2000 and $2.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, general and administrative expense increased to $14.0 million from $5.7 million. These period-to-period increases were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, increased general corporate expenses, facility-related expenses and costs relating to About's operations as a public company.

   Amortization of Goodwill

      Amortization of goodwill was $11.1 million and $26.3 million for the three and nine months ended September 30, 2000, as compared to $206,000 and $240,000 for the same periods in fiscal 1999. The increase is attributable to goodwill amortization resulting from the recognition of $132.7 million in goodwill from acquisitions in both fiscal 1999 and 2000.

   Non-Cash Compensation Expense

      For the three months ended September 30, 2000 and 1999, amortization of deferred compensation relating to stock options granted to non-operations personnel amounted to $284,000 and $242,000, respectively. For the nine months ended September 30, 2000 and 1999, amortization of deferred compensation on stock options was $665,000 and $857,000, respectively. The decrease in amortization for the nine month periods is attributed to the forfeiture of certain options in January 2000, which resulted in a $1.1 million reduction in deferred compensation.

   Other Income, Net

      Other income, net was $2.2 million and $680,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, other income, net increased to $6.8 million from $1.5 million. These period-to-period increases were primarily related to increased interest income as a result of the increase in cash related to About's initial public offering and subsequent follow-on offering.

   Cumulative Dividends and Accretion of Convertible Preferred Stock

      Cumulative dividends on About's convertible preferred stock and accretion of costs associated with the convertible preferred stock issuance amounted to $660,000 for the nine months ended September 30, 1999. At the date of the initial public offering on March 24, 1999, the preferred shares were converted to shares of common stock.

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

      To date, the Company has experienced negative cash flows from operating activities. Net cash used in operating activities was $17.8 million and $37.6 million for the nine months ended September 30, 2000 and 1999, respectively. For the period ended September 30, 2000, net cash used in operating activities was primarily attributable to About's net loss during the period, adjusted for certain non-cash items, an increase in accounts receivable resulting from an increase in About's revenues and decreases in accounts payable and accrued expenses, which was offset slightly by an increase in deferred revenues. For the period ended September 30, 1999, net cash used in operating activities was primarily attributable to About's net loss, adjusted for certain non-cash items, and a higher level of accounts receivable, which was offset by increases in accounts payable, accrued expenses and deferred revenue.

      Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2000 and $7.5 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash used in investing activities related to $16.3 million of capital expenditures, primarily in relation to leasehold improvements and infrastructure necessary to support the About.com service offerings, as well as $5.2 million for a note receivable and $2.7 million related to About's equity investment in a joint venture, all of which was offset by the net sale of marketable securities. For the nine months ended September 30, 1999, net cash used in investing activities related to $6.3 million of capital expenditures, $587,000 related to certain acquisitions and $652,000 related to the purchase of certain intangible assets.

      Net cash used in financing activities was $419,000 for the nine months ended September 30, 2000 and consisted primarily of the retirement of certain debt and capital lease obligations, offset by proceeds from the issuance of common stock related to option exercises. Net cash provided by financing activities was $82.2 million for the nine months ended September 30, 1999 and consisted primarily of approximately $81.0 million in net proceeds received by About in connection with the closing of its initial public offering and concurrent placement in March 1999 and $781,000 of proceeds from a secured credit facility.

      As of September 30, 2000, About had $133.8 million of cash and cash equivalents, short-term and long-term investments. About's principal commitments consist of obligations outstanding under capital and operating leases. About has spent approximately $28.3 million on capital expenditures since inception, excluding capital lease agreements. About anticipates that it will increase the Company's capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. About currently anticipates that the Company will continue to experience significant growth in operating expenses for the foreseeable future and that operating expenses will be a material use of About's cash resources.

      About's ability to generate significant revenues is uncertain. About has incurred substantial costs to create, launch and enhance About.com and to grow its business. At September 30, 2000, About had an accumulated deficit of $128.4 million. About expects losses from operations and negative cash flow to continue in the current year, but expects to reach positive operating cash flow in the near future. Although About has experienced revenue growth in recent periods, About's revenues may not remain at their current level or increase in the future. If About's revenues do not increase substantially, About may not achieve profitability, which would have a material adverse effect on About's business, results of operations and financial condition. Even if About achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

      About continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Unaudited Consolidated Condensed Interim Financial Statements.


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

      A portion of our historical revenues have been derived from barter agreements. Since inception, less than 10% of our revenues have been derived from agreements where we traded advertisements on About.com in exchange for advertisements on other web sites without receiving any cash payments. We expect that these barter revenues will account for less than 10% of our total annual revenues in the future.

      Our costs of revenues combined with our operating expenses have exceeded our revenues for all quarters. We have historically funded our operations by selling our stock and not by generating income from our business. At September 30, 2000, our accumulated deficit was $128.4 million. We expect to continue to lose money in this fiscal year, although we expect to reach positive operating cash flow within the foreseeable future.

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

Failure to complete the merger with Primedia could negatively impact our stock price and future business and operations.

On October 29, 2000, we entered into a merger agreement with Primedia Inc. ("Primedia"), pursuant to which we will become a wholly-owned subsidiary of Primedia. Completion of the merger is subject to numerous conditions, many of which are beyond our control, including termination or expiration of the waiting period under antitrust regulations, approval by our stockholders and other customary closing conditions. If the merger is not completed for any reason, we may be subject to the following risks:

      o we may be required to pay the other party a termination fee of $23.5 million, depending on the reason why the merger was not completed;

      o our stock price may decline if our current market price reflects a market assumption that the merger will be completed; and

      o various costs related to the merger, such as legal and accounting fees and the expenses and fairness opinion fee of our financial advisor, must be paid even if the merger is not completed.

If the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the proposed merger with Primedia. In addition, while the merger agreement is in effect, we are prohibited from initiating, soliciting, knowingly encouraging or otherwise facilitating any other proposal or offer to acquire us, our assets or more than 15% of our stock.

Further, simultaneously with the execution of the merger agreement, we also entered into several commercial transactions with Primedia relating to the purchase of advertising from Primedia, the use of Primedia's sales representatives and the provision by Primedia of various content. We cannot assure you that, if the merger is not completed, these transactions may not have a negative impact on our future business and operations.

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

      In January 1998, we entered into an Internet-hosting agreement with GlobalCenter, Inc. ("GlobalCenter") to maintain all of our production servers at GlobalCenter's Manhattan Data Center. This agreement was extended in January 1999, and again in August 2000, and is terminable by either party upon 90 days' notice. Our operations depend on GlobalCenter's ability to protect its and our systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by GlobalCenter could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Currency Rate Fluctuations. The Company is exposed to foreign exchange rate fluctuations as About's share of the assets of its foreign equity investment is translated into U.S. dollars. As exchange rates vary, these assets, when translated, may be adversely affected. The effect of foreign rate fluctuations on the Company's results of operations, financial position and cash flows in the quarter ended September 30, 2000 was not material. About does not use derivative financial instruments to limit its foreign currency risk exposure.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities:

      On August 5, 2000, About.com issued an aggregate of 236,066 shares of common stock in exchange for all of the outstanding capital stock of WiseAds New Media, Inc., ("WiseAds"). The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each of the former WiseAds stockholders was an accredited investor or a sophisticated investor with access to all relevant information necessary to an investment decision.

      On August 31, 2000, About.com issued an aggregate of 69,367 shares of common stock in exchange for all of the outstanding capital stock of OneStopWinning.com ("OSW"). The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. Each of the former OSW stockholders was an accredited investor or a sophisticated investor with access to all relevant information necessary to an investment decision.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.     OTHER INFORMATION

            NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibits are filed as part of this report:

            27.1 Financial Data Schedule

     (b)    Report on Form 8-K:

            1) On October 31, 2000, the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, announcing that it had entered into an Agreement and Plan of Merger on October 29, 2000, with PRIMEDIA Inc., ("Primedia"), whereby the Company will merge with and become a subsidiary of Primedia.

ITEM 7.     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000       ABOUT.COM, INC.


                               By:  /s/ Todd B. Sloan
                                    -------------------------------------
                                    Todd B. Sloan
                                    Chief Financial Officer (Principal Financial
                                    Officer)